Form 10-Q
period 2018-06-30
Phillips Edison Grocery Center REIT III, Inc.
filed 2018-08-10
CIK 1688016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2018, there were 6,371,403 outstanding shares of Class A common stock, 758 outstanding shares of Class I common stock, and no outstanding shares of Class T common stock of the Registrant.

w PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Investment in real estate:
Land and improvements	$17,063	$12,122
Building and improvements	32,307	25,439
Acquired in-place lease assets	6,319	4,686
Acquired above-market lease assets	1,860	1,779
Total investment in real estate assets	57,549	44,026
Accumulated depreciation and amortization	(2,018)	(684)
Total investment in real estate assets, net	55,531	43,342
Cash and cash equivalents	479	2,659
Deferred financing expense, net of accumulated amortization of $717 and $448, respectively	1,433	1,702
Other assets, net	1,065	973
Total assets	$58,508	$48,676
LIABILITIES AND EQUITY
Liabilities:
Debt obligation	$7,000	$9,000
Acquired below-market lease liabilities, net	2,342	2,314
Accounts payable – affiliates	4,066	2,157
Accounts payable and other liabilities	2,201	2,157
Total liabilities	15,609	15,628
Commitments and contingencies (Note 6)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, and none
issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock - Class A, $0.01 par value per share, 75,000 and 1,000,000 shares authorized, 6,358
and 4,502 shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	64	45
Common stock - Class T, $0.01 par value per share, 750,000 and zero shares authorized at
June 30, 2018 and December 31, 2017, respectively, and none issued and outstanding	—	—
Common stock - Class I, $0.01 par value per share, 75,000 and zero shares authorized, 1 and zero
shares issued and outstanding, at June 30, 2018 and December 31, 2017, respectively	—	—
Stock dividends to be distributed	—	644
Additional paid-in capital	53,760	38,836
Accumulated deficit	(10,925)	(6,477)
Total equity	42,899	33,048
Total liabilities and equity	$58,508	$48,676
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$1,116	$269	$2,072	$540
Tenant recovery income	510	79	920	171
Other property income	7	1	14	3
Total revenues	1,633	349	3,006	714
Expenses:
Property operating	243	42	471	104
Real estate taxes	391	48	714	96
General and administrative	624	220	947	441
Depreciation and amortization	661	147	1,267	295
Total expenses	1,919	457	3,399	936
Other:
Interest expense	(351)	(387)	(695)	(518)
Other expense, net	(82)	—	(88)	—
Net loss	$(719)	$(495)	$(1,176)	$(740)
Earnings per common share:
Loss per share - basic and diluted	$(0.11)	$(0.45)	$(0.20)	$(0.90)
Weighted-average common shares outstanding:
Basic and diluted	6,344	1,102	5,951	825
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value			Additional Paid-in Capital	Stock Dividend to be Distributed	Accumulated Deficit	Total Equity
	Class A	Class T	Class I
Balance at January 1, 2017	$4	$—	$—	$3,911	$56	$(226)	$3,745
Issuance of common stock	11	—	—	10,901	(56)	—	10,856
Distribution Reinvestment Plan (“DRIP”)	—	—	—	54	—	—	54
Common distributions declared, $0.30 per share	—	—	—	—	—	(247)	(247)
Stock dividends declared, 0.0887 shares per share	1	—	—	517	207	(725)	—
Offering costs	—	—	—	(2,863)	—	—	(2,863)
Net loss	—	—	—	—	—	(740)	(740)
Balance at June 30, 2017	$16	$—	$—	$12,520	$207	$(1,938)	$10,805

Balance at January 1, 2018	$45	$—	$—	$38,836	$644	$(6,477)	$33,048
Issuance of common stock	16	—	—	16,206	(644)	—	15,578
DRIP	1	—	—	707	—	—	708
Common distributions declared, $0.30 per share	—	—	—	—	—	(1,771)	(1,771)
Stock dividends declared, 0.0289 shares per share	2	—	—	1,499	—	(1,501)	—
Offering costs	—	—	—	(3,488)	—	—	(3,488)
Net loss	—	—	—	—	—	(1,176)	(1,176)
Balance at June 30, 2018	$64	$—	$—	$53,760	$—	$(10,925)	$42,899
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)
(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,176)	$(740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,269	295
Net amortization of above- and below-market leases	3	(17)
Amortization of deferred financing expense	269	181
Straight-line rental income	(92)	(10)
Changes in operating assets and liabilities:
Accounts receivable, net	281	(182)
Other assets	(385)	(28)
Accounts payable and other liabilities	222	352
Accounts payable - affiliates	7	306
Net cash provided by operating activities	398	157
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(13,345)	—
Capital expenditures	(260)	—
Net cash used in investing activities	(13,605)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility borrowings	(2,000)	—
Payments of deferred financing expenses	—	(2,173)
Distributions paid, net of DRIP	(964)	(144)
Payment of offering costs	(1,587)	(926)
Proceeds from issuance of common stock	15,578	10,856
Net cash provided by financing activities	11,027	7,613
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,180)	7,770
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	2,659	790
End of period	$479	$8,560

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$420	$7
Accrued capital expenditures and acquisition costs	48	147
Change in offering costs payable	1,902	1,898
Change in distributions payable	99	49
Stock dividends distributed	1,501	725
Distributions reinvested	708	54
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
We completed a private placement offering of shares of Class A common stock on a “reasonable best efforts” basis to accredited investors and ceased offering Class A shares in the private offering during the first quarter of 2018. During the private placement offering, we raised $57,683 in gross offering proceeds from the issuance of 5,859 Class A shares, inclusive of the DRIP.
Pursuant to our Registration Statement on Form S-11 (SEC Registration No. 333-217924), as amended (“Registration Statement”), declared effective on May 8, 2018, we are offering to the public (“Public Offering”) $1,500,000 in shares of common stock in the primary offering, consisting of two classes of shares: Class T and Class I, at purchase prices of $10.42 per share and $10.00 per share, respectively, with discounts available to some categories of investors with respect to Class T shares (“Primary Offering”). In addition, we are also offering $200,000 in Class A, Class T, and Class I shares of our common stock pursuant to the DRIP at a price of $9.80 per share. For more detail on the DRIP, see Note 7. We are offering any combination of Class T and Class I shares in the Primary Offering and any combination of Class A, Class T, and Class I shares through the DRIP. We reserve the right to reallocate shares between the Primary Offering and the DRIP. We have retained Griffin Capital Securities, LLC (“Dealer Manager”) to serve as the dealer manager of the Public Offering, which commenced May 8, 2018. The Dealer Manager is responsible for marketing our shares in the Public Offering. As of June 30, 2018, we had raised $8 in gross offering proceeds from the issuance of Class I shares, inclusive of the DRIP, as well as $136 in gross offering proceeds from the issuance of Class A shares pursuant to the DRIP. Through June 30, 2018, there have been no sales of Class T shares to report.
Our property managers are owned by Phillips Edison & Company, Inc. and its subsidiaries (“PECO” or “Manager”). Our advisor is PECO-Griffin REIT Advisor, LLC (“Advisor”), a limited liability company that was formed in the state of Delaware on May 23, 2016, and is jointly owned by PECO and Griffin Capital Corporation (“Griffin sponsor”). We have entered into an Amended and Restated Advisory Agreement (“Advisory Agreement”), which makes the Advisor ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy.
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
As of June 30, 2018, we owned fee simple interests in four grocery-anchored shopping centers acquired from third parties unaffiliated with us or our Advisor.

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
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If deemed unrecoverable on an undiscounted basis, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments as of June 30, 2018 and December 31, 2017.
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
The fair values of buildings and improvements are determined on an as-if-vacant basis. The estimated fair value of acquired in-place leases is the cost we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues, net operating costs (primarily consisting of real estate taxes, insurance and utilities), and capital expenditures that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the weighted-average remaining lease terms.
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
Repurchases of Common Stock—We offer a share repurchase program (“SRP”) which may provide a limited opportunity for stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 7). We account for approved requests to repurchase shares as liabilities to be reported at settlement value.
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
ASC 610-20 refers to the revenue recognition principles under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
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
We are continuing to evaluate the impact of the 2017 Tax Cuts and Jobs Act on the organization as a whole. We do not expect the impact of the Act to have a material impact on the consolidated financial statements.
Organizational and Offering Costs—The Advisor has paid and will pay organizational and offering expenses on our behalf. Pursuant to the terms of our current advisory agreement with the Advisor, we will generally reimburse the Advisor for these costs and future offering costs it or any of its affiliates may incur on our behalf in connection with the private placement of our Class A shares and Public Offering of Class T and Class I shares. Organizational and offering expenses consist of all expenses (other than selling commissions and dealer manager fees) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing, filing and registration fees, and other accountable offering expenses including (a) legal, tax, accounting and escrow fees, (b) expenses for printing, engraving, amending, supplementing and mailing, (c) distribution costs, (d) compensation to employees of the Advisor while engaged in registering, marketing and wholesaling our common stock or providing administrative services relating thereto, (e) telegraph and telephone costs, (f) all advertising and marketing expenses (including the costs related to investor and broker-dealer sales meetings), (g) charges of transfer agents, registrars, trustees, escrow holders, depositories, and experts, (h) fees, expenses and taxes related to the filing, registration and qualification of the sale of our common stock under federal and state laws, including accountants’ and attorneys’ fees and other accountable offering expenses, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as compensation to and direct expenses of the Advisor’s employees or employees of the Advisor’s affiliates in connection with registering and marketing our common stock, (j) travel and entertainment expenses related to the offering and marketing of our common stock, (k) facilities and technology costs and other costs and expenses associated with the offering and ownership of our common stock and to facilitate the marketing of our common stock, including web site design and management, (l) costs and expenses of conducting training and educational conferences and seminars, (m) costs and expenses of attending broker-dealer sponsored retail seminars or conferences, and (n) payment or reimbursement of bona fide due diligence expenses, including compensation to employees while engaged in the provision or support of bona fide due diligence services.
All organizational and offering costs incurred in connection with the private placement had been billed to us by the Advisor as of June 30, 2018 and December 31, 2017. In connection with the Public Offering, the Advisor will pay organizational and offering expenses up to 1% of gross offering proceeds from the Primary Offering, which the Advisor intends to recoup through the receipt of a contingent advisor payment (see Note 8). We will reimburse the Advisor for any amounts in excess of 1% up to a maximum of 3.5% of gross offering proceeds from the Primary Offering.
Organizational and offering costs that have been billed to us by the Advisor as of June 30, 2018 and December 31, 2017, are recorded in Accounts Payable - Affiliates on the consolidated balance sheets. Whether additional organizational and offering costs will be billed to us is at the discretion of the Advisor and will likely depend on the success of our Public Offering. We will evaluate organizational and offering costs incurred by the Advisor at the end of each period to determine if the amounts incurred represent a liability to us based on the applicable facts and circumstances.

When recognized by us, organizational expenses will be expensed as incurred, and offering costs will be recorded as a reduction to stockholders’ equity as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Public Offering.
Earnings Per Share—Earnings per share is calculated based on the weighted-average number of common shares outstanding during each period. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same distributions per share. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which we had none for the three and six months ended June 30, 2018 and 2017.
Segment Reporting—We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size, or type. As operating performance is reviewed at a portfolio level rather than at a property level, our entire portfolio of properties is considered one operating segment. Accordingly, we did not report any other segment disclosures for the three and six months ended June 30, 2018.
Impact of Recently Issued Accounting Pronouncements—The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

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

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements or Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update is effective for public entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted after December 15, 2018.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2016-02, Leases (Topic 842);

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842;

ASU 2018-10, Codification Improvements to Topic 842, Leases; and

ASU 2018-11, Leases (Topic 842): Targeted Improvements

These updates amend existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Early adoption is permitted as of the original effective date.
January 1, 2019
We are currently evaluating the impact the adoption of these standards will have on our consolidated financial statements. We have identified areas within our accounting policies we believe could be impacted by the new standard. This standard impacts the lessor’s ability to capitalize certain costs related to leasing, which will result in a reduction in the amount of execution costs currently being capitalized in connection with leasing activities and an increase to our Property Operating expenses. The standard will also require new disclosures within the accompanying notes to the consolidated financial statements.

We expect to adopt the practical expedients available for implementation under the standard. By adopting these practical expedients, we will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether the costs previously capitalized as initial direct costs would continue to be amortized. This allows us to continue to account for our leases where we are the lessee as operating leases, however, any new or renewed leases may be classified as financing leases. We currently have an immaterial number of leases of this type. We also expect to recognize right of use assets and lease liability on our consolidated balance sheets related to certain leases where we are the lessee.

In July 2018, the FASB issued an ASU related to ASC 842. The update allows lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. We expect to utilize this practical expedient

We will continue to evaluate the effect the adoption of these ASUs will have on our consolidated financial statements. However, we currently believe that the adoption will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for our operating leases on a straight-line basis. We are still evaluating the impact for leases where we are the lessee.

3. REAL ESTATE AQUISITIONS
During the six months ended June 30, 2018, we acquired one grocery-anchored shopping center. During the six months ended June 30, 2017, we did not acquire any properties. The acquisition was classified as an asset acquisition. As such, most acquisition-related costs were capitalized and are included in the total purchase price shown below. Our real estate asset acquired during the six months ended June 30, 2018, was as follows:

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Albertville Crossing	Albertville, MN	Coborn’s	2/21/2018	$13,156	99,013	89.7%
The fair value and weighted-average useful lives for in-place, above-market, and below-market lease intangibles acquired during the six months ended June 30, 2018, are as follows (useful life in years):

	2018
	Fair Value	Weighted-Average Useful Life
Acquired in-place leases	$1,633	9
Acquired above-market leases	81	7
Acquired below-market leases	(93)	8

4. ACQUIRED INTANGIBLE LEASES
Acquired intangible lease assets and liabilities consisted of the following amounts as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
In-place leases	$6,319	$4,686
Above-market leases	1,860	1,779
Total intangible lease assets	8,179	6,465
Accumulated amortization	(503)	(124)
Net intangible lease assets	$7,676	$6,341

Below-market liabilities	$2,455	$2,362
Accumulated amortization	(113)	(48)
Net below-market lease liabilities	$2,342	$2,314
Summarized below is the amortization recorded on the intangible assets and liabilities for the periods ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
In-place leases	$309	$48
Above-market leases	70	3
Below-market leases	(65)	(20)
Estimated future amortization of the respective acquired intangible lease assets and liabilities as of June 30, 2018, for each of the next five years is as follows:

Year	In-Place Leases	Above-Market Leases	Below- Market Leases
Remaining 2018	$323	$71	$(69)
2019	662	143	(136)
2020	662	143	(136)
2021	662	143	(136)
2022	662	143	(136)

5. DEBT OBLIGATION
We have an unsecured $250 million revolving credit facility, with an interest rate spread over LIBOR based on our leverage ratio. The revolving credit facility requires interest-only payments until it matures in March 2021 and has two six-month extension options. Due to borrowing base restrictions included in the loan agreement, the borrowing capacity on the credit facility was $25.1 million and $24.0 million as of June 30, 2018 and December 31, 2017, respectively.
The interest rate on our debt approximated the market interest rate, and as such, the fair value and recorded value of our debt were both $7,000 on June 30, 2018, and $9,000 on December 31, 2017.
The following is a summary of the outstanding principal balance of our debt obligation and corresponding interest rate as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Outstanding principal balance	$7,000	$9,000
Interest rate	4.2%	3.6%
Gross borrowings under our revolving credit facility were $26.0 million and gross payments on our revolving credit facility were $28.0 million during the six months ended June 30, 2018.

6. COMMITMENTS AND CONTINGENCIES
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

7. EQUITY
General—The holders of all classes of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the board of directors. Our charter does not provide for cumulative voting in the election of directors, but does permit our board of directors to create classes of common stock and to establish the rights of each class of common stock. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees. See Note 8 for more detail.
Common Stock Activity—The following table summarizes our common stock outstanding as of June 30, 2018:

	Common Stock
	Class A	Class T	Class I	Total
Balance at January 1, 2018	4,502	—	—	4,502
Common stock issued	1,566	—	1	1,567
Cash distributions reinvested	75	—	—	75
Stock dividends	215	—	—	215
Balance at June 30, 2018	6,358	—	1	6,359
The following table summarizes our common stock outstanding as of June 30, 2017:

Common Stock
Class A
Balance at January 1, 2017	435
Common stock issued	1,099
Cash distributions reinvested	6
Stock dividends	53
Balance at June 30, 2017	1,593

Distributions and Dividends—We have adopted a DRIP that allows stockholders to reinvest cash distributions in additional shares of our common stock at a price equal to $9.80 per share. Prior to the commencement of the Public Offering in May 2018, the dividend reinvestment plan price was $9.50 per share. During the private offering, our board of directors declared and issued stock dividends in the amount of 0.0004901961 shares per day per share to Class A stockholders of record during the period from December 1, 2016 through February 28, 2018. We are no longer issuing any such stock dividends to our Class A stockholders. Cash distributions are paid to stockholders of record based on the number of daily shares owned by each stockholder during the period covered by the declaration. Such distributions are issued on the first business day after the end of each month.
Share Repurchase Program—Our share repurchase program may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase or amend, suspend, or terminate the program.

8. RELATED PARTY TRANSACTIONS
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
Advisor—The Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
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
Notwithstanding the foregoing, the contingent advisor payment holdback, which is the initial $4,500 of amounts to be paid by the Advisor to fund the dealer manager fee and other organizational and offering expenses related to the Public Offering, shall be retained by us until the termination of the Public Offering, at which time such amount shall be paid to the Advisor or its affiliates. As of June 30, 2018, the Advisor had not reached the initial $4,500 of organizational and offering expenses related to the Public Offering.
Asset Management Fee—We pay the Advisor a monthly asset management fee in connection with the ongoing management and monitoring of the performance of our investments. The asset management fee is paid monthly in an amount of one-twelfth of 1% of the cost of our assets, which is equal to the purchase price, acquisition expenses, capital expenditures, and other customarily capitalized costs, but excludes acquisition fees, as of the last day of the preceding monthly period. The Advisor may elect to receive the asset management fee in cash, units of the Operating Partnership (“OP units”), common stock, or any combination thereof. All asset management fees paid during the six months ended June 30, 2018 and 2017, were paid in cash.
Disposition Fee—We will pay the Advisor or its affiliates for substantial assistance in connection with the sale of properties or other investments a disposition fee in an amount equal to 2% of the contract sales price of each property or other investment sold. Whether the Advisor or its affiliates have provided substantial assistance to us in connection with the sale of an asset is determined by a majority vote of the board of directors, including a majority of independent directors. Substantial assistance in connection with the sale of a property includes the Advisor or its affiliates’ preparation of an investment package for the property (including a new investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a list of prospective buyers, a structural report, and exhibits) or such other substantial services performed by the Advisor or its affiliates in connection with a sale. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total disposition fee and real estate commission together do not exceed an amount equal to the lesser of (i) 6% of the contract sales price of each property sold or (ii) a competitive real estate commission rate. For the six months ended June 30, 2018 and 2017, we incurred no disposition fees as we did not sell any properties.
Acquisition Expenses—We reimburse the Advisor for direct expenses incurred, including certain personnel costs, related to sourcing, selecting, evaluating, and acquiring assets on our behalf.
Organization & Operating Costs—Under the terms of the advisory agreement, we are to reimburse the Advisor for cumulative organizational and offering costs and future organizational and offering costs they may incur on our behalf. Please refer to Note 2 for additional information on organizational and offering costs.

General and Administrative Expenses—As of June 30, 2018 and December 31, 2017, we owed the Advisor $4 and $13, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to the Advisor, except for unpaid general and administrative expenses, which we disclosed above, for the periods ended June 30, 2018 and 2017, and any related amounts unpaid as of June 30, 2018 and December 31, 2017:

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Acquisition fees(1)	$—	$—	$256	$—	$—	$—
Acquisition expenses(1)	45	—	72	—	—	—
Asset management fees(2)	135	36	257	73	45	72
Organizational and offering costs	—	—	—	—	3,902	2,000
Total	$180	$36	$585	$73	$3,947	$2,072

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
Summarized below are the fees earned by and the expenses reimbursable to the Manager for the periods ended June 30, 2018 and 2017, and any related amounts unpaid as of June 30, 2018 and December 31, 2017:

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Property management fees(1)	$70	$12	$116	$26	$17	$—
Leasing commissions(2)	25	—	53	4	19	—
Construction management fees(2)	53	—	56	—	4	2
Other fees and reimbursements(3)	56	42	105	96	75	70
Total	$204	$54	$330	$126	$115	$72

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

(2)
Leasing commissions paid for leases with terms less than one year are expensed and included in Depreciation and Amortization on the consolidated statements of operations. Leasing commissions paid for leases with terms greater than one year, and construction management fees, are capitalized and amortized over the life of the related leases or assets.

(3)	Other fees and reimbursements are included in Property Operating and General and Administrative on the consolidated statements of operations based on the nature of the expense.
Dealer Manager—The Dealer Manager is a Delaware limited liability company and has been a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”) since 1995. The Dealer Manager is under common ownership with our Griffin sponsor and will provide certain sales, promotional, and marketing services in connection with the distribution of the shares of common stock offered under our offering. The following table summarizes the reimbursement rates of dealer manager fees, selling commissions, and stockholder servicing fees for Class T and Class I shares of common stock for the Primary Offering, as well as the Class A shares sold during the private offering:

	T Shares	I Shares	A Shares
Dealer manager fees	The fee will be up to 3% of gross offering proceeds from the Primary Offering, of which 1% of gross offering proceeds will be funded by us, with the remaining amounts funded by the Advisor.	The fee will be up to 1.5% of gross offering proceeds from the Primary Offering, all of which will be funded by the Advisor.	3% of gross offering proceeds
Selling commissions	Up to 3% of gross offering proceeds	N/A	7% of gross offering proceeds
Stockholder servicing fees	The fee will accrue daily at an annual rate of 1.0% of the most recent purchase price per share of Class T sold in the Primary Offering, up to a maximum of 4.0% in the aggregate.	N/A	N/A
The following table summarizes the dealer manager fees and selling commissions for shares of common stock as of June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Dealer manager fees	—	383	1,682	427	—	—
Selling commissions	—	353	(214)	588	—	—
Share Purchases by Advisor—Our Advisor has made an initial investment in us through the purchase of 22 shares of our Class A common stock. The Advisor may not sell any of these shares while serving as the Advisor. As of June 30, 2018, the Advisor owned 28 shares of our Class A common stock.

9. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rentals to be received under non-cancelable operating leases in effect at June 30, 2018, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows:

Year	Amount
Remaining 2018	$2,156
2019	4,065
2020	3,426
2021	2,568
2022	2,370
2023 and thereafter	9,397
Total	$23,982
Our major tenants include Publix Super Markets, Coborn’s, and Albertsons Companies, which comprised 21.5%, 14.7%, and 14.2% respectively, of our aggregate annualized base rent (“ABR”) as of June 30, 2018. As a result, the tenant concentration of our portfolio makes it particularly susceptible to adverse economic developments for those tenants.

10. SUBSEQUENT EVENTS
Distributions—Cash distributions equal to a daily amount of $0.0016438356 per share of all classes of common stock outstanding were paid subsequent to June 30, 2018, to the stockholders of record from June 1, 2018 through July 31, 2018, as follows:

Distribution Period	Record Date	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June 1, 2018 through June 30, 2018	6/29/2018	7/2/2018	$313	$132	$181
July 1, 2018 through July 31, 2018	7/16/2018	8/1/2018	325	138	187
In August 2018, our board of directors authorized cash distributions to all classes of common stockholders of record from September 1, 2018 through November 30, 2018 in a daily amount of $0.0016438356 per share.
Acquisitions
Subsequent to June 30, 2018, we acquired the following property:

Property Name	Location	Anchor Tenant (1)	Acquisition Date	Contractual Purchase Price	Square Footage	Leased % of Rentable Square Feet at Acquisition
Sudbury Crossing	Sudbury, MA	TJ Maxx	7/24/2018	$18,968	89,952	98%
(1) We do not own the portion of the shopping center that contains the grocery anchor, which is Sudbury Farms (Roche Bros.).

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
We completed a private placement offering of shares of Class A common stock on a “reasonable best efforts” basis to accredited investors. We ceased the private offering during the first quarter of 2018. Pursuant to our Registration Statement, declared effective on May 8, 2018, we are offering $1.5 million in shares of common stock in the Primary Offering, consisting of two classes of shares: Class T and Class I, at purchase prices of $10.42 per share and $10.00 per share, respectively, with discounts available to some categories of investors with respect to Class T shares. In addition, we are also offering $200 million in Class A, Class T, and Class I shares of our common stock pursuant to the DRIP at a price of $9.80 per share. The Dealer Manager is responsible for marketing our shares in the Public Offering.
We intend to invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national and regional creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. As of June 30, 2018, we owned four real estate properties acquired from third parties unaffiliated with us or our Advisor.
Equity Raise Activity—As of June 30, 2018, we had issued 5.9 million shares of Class A common stock, including 0.1 million shares issued through the DRIP, generating gross cash proceeds of $57.7 million since our inception. As of June 30, 2018, we had raised approximately $8,000 in gross offering proceeds from the issuance of Class I shares, inclusive of the DRIP.
Portfolio—Below are statistical highlights of our portfolio:

	Total Portfolio as of June 30, 2018	Property Acquisitions During the Six Months Ended June 30, 2018
Number of properties	4	1
Number of states	3	1
Total square feet (in thousands)	381	99
Leased % of rentable square feet	94.6%	89.7%
Average remaining lease term (in years)(1)	4.8	8.3

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.

Lease Expirations—The following table lists, on an aggregate basis, all of the scheduled lease expirations after June 30, 2018, for each of the next ten years and thereafter for our four shopping centers, including month-to-month (“M2M”) leases. The chart shows the leased square feet and annual base rent (“ABR”) represented by the applicable lease expiration year (dollars and square feet are presented in thousands):
Subsequent to June 30, 2018, we renewed approximately 3,000 total square feet and $0.1 million of total ABR of the leases expiring.
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

We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio by tenant type as of
June 30, 2018:
The following charts present the composition of our portfolio by tenant industry as of June 30, 2018:
The following table presents our grocery-anchor tenants, grouped according to parent company, by ABR as of June 30, 2018 (dollars and square feet are presented in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Publix Super Markets	$932	21.5%	99	27.4%	2
Coborn's	639	14.7%	58	16.2%	1
Albertsons Companies	617	14.2%	62	17.3%	1
	$2,188	50.4%	219	60.9%	4

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations and liquor stores.

Results of Operations
We owned four properties as of June 30, 2018, and one property as of June 30, 2017. Unless otherwise discussed below, year-over-year comparative differences for the three and six months ended June 30, 2018 and 2017, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.

Summary of Operating Activities for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Favorable (Unfavorable) Changes
(dollars are presented in thousands, except per share amounts)	2018	2017
Total revenues	$1,633	$349	$1,284
Property operating expenses	(243)	(42)	(201)
Real estate tax expenses	(391)	(48)	(343)
General and administrative expenses	(624)	(220)	(404)
Depreciation and amortization	(661)	(147)	(514)
Interest expense	(351)	(387)	36
Other expense, net	(82)	—	(82)
Net loss	$(719)	$(495)	$(224)

Net loss per share—basic and diluted	$(0.11)	$(0.45)	$0.34
Total revenues—The $1.3 million increase in total revenues was primarily related to the properties acquired in 2018 and the second half of 2017. During the three months ended June 30, 2018, we executed two new leases with $0.1 million in annual rent for an average term of 4.7 years. We also renewed one lease for a term of 1.2 years with $19,000 in annual rent, which was an 18.7% increase in rent per square foot over the previous lease. Our portfolio retention rate during the three months ended June 30, 2018 was 100%.
General and administrative expenses—The $0.4 million increase in general and administrative expenses was primarily attributable to a $0.3 million increase in third-party legal and accounting costs, as well as a $0.1 million increase in asset management fees paid as a result of the additional properties acquired in 2017 and 2018.

Summary of Operating Activities for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Favorable (Unfavorable) Changes
(dollars are presented in thousands, except per share amounts)	2018	2017
Total revenues	$3,006	$714	$2,292
Property operating expenses	(471)	(104)	(367)
Real estate tax expenses	(714)	(96)	(618)
General and administrative expenses	(947)	(441)	(506)
Depreciation and amortization	(1,267)	(295)	(972)
Interest expense	(695)	(518)	(177)
Other expense, net	(88)	—	(88)
Net loss	$(1,176)	$(740)	$(436)

Net loss per share—basic and diluted	$(0.20)	$(0.90)	$0.70
Total revenues—The $2.3 million increase in total revenues was primarily related to the properties acquired in 2018 and the second half of 2017. During the six months ended June 30, 2018, we executed three new leases with $0.1 million in annual rent for an average term of 4.8 years. We also renewed two leases for an average term of 3.2 years with $0.1 million in annual rent, which was a 22.7% increase in rent per square foot over the previous leases. Our portfolio retention rate during the six months ended June 30, 2018 was 100%.
General and administrative expenses—The $0.5 million increase in general and administrative expenses was primarily attributable to a $0.3 million increase in third-party legal and accounting costs, as well as a $0.2 million increase in asset management fees paid as a result of the additional properties acquired in 2017 and 2018.
Interest expense—Of the $0.2 million increase in interest expense, $0.4 million is related to the amortization of loan closing costs and interest and fees incurred on borrowings on the revolving credit facility that we entered into in March 2017. The increase was partially offset by a reduction of $0.2 million related to a mortgage held on one property that was refinanced with proceeds from the revolving credit facility in August 2017.
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
The table below is a comparison of NOI for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Favorable (Unfavorable) Changes	Six Months Ended		Favorable (Unfavorable) Changes
	June 30,			June 30,
(dollars presented in thousands)	2018	2017		2018	2017
Revenues:
Rental income(1)	$1,085	$256	$829	$1,983	$513	$1,470
Tenant recovery income	510	79	431	920	171	749
Other property income	7	1	6	14	3	11
Total revenues	1,602	336	1,266	2,917	687	2,230
Operating Expenses:
Property operating expenses	243	42	(201)	471	104	(367)
Real estate taxes	391	48	(343)	714	96	(618)
Total operating expenses	634	90	(544)	1,185	200	(985)
Total NOI	$968	$246	$722	$1,732	$487	$1,245

(1)	Excludes straight-line rental income, net amortization of above- and below-market leases, and lease buy-out income.
Below is a reconciliation of Net Loss to NOI for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars presented in thousands)	2018	2017	2018	2017
Net loss:	$(719)	$(495)	$(1,176)	$(740)
Adjusted to exclude:
Straight-line rental income	(32)	(5)	(92)	(10)
Net amortization of above- and below-market leases	1	(8)	3	(17)
General and administrative expenses	624	220	947	441
Depreciation and amortization	661	147	1,267	295
Interest expense, net	351	387	695	518
Other income, net	82	—	88	—
NOI	$968	$246	$1,732	$487

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
The following table presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars presented in thousands, except per share amounts)	2018	2017	2018	2017
Calculation of FFO
Net loss	$(719)	$(495)	$(1,176)	$(740)
Adjustments:
Depreciation and amortization of real estate assets	661	147	1,267	295
FFO	$(58)	$(348)	$91	$(445)
Calculation of MFFO
FFO	$(58)	$(348)	$91	$(445)
Adjustments:
Acquisition expenses	98	1	104	2
Net amortization of above- and below-market leases	1	(8)	3	(17)
Straight-line rental income	(32)	(5)	(92)	(10)
MFFO	$9	$(360)	$106	$(470)

Earnings per common share:
Weighted-average common shares outstanding - basic and diluted	6,344	1,102	5,951	825
Net loss per share - basic and diluted	$(0.11)	$(0.45)	$(0.20)	$(0.90)
FFO per share - basic and diluted	$(0.01)	$(0.32)	$0.02	$(0.54)
MFFO per share - basic and diluted	$—	$(0.33)	$0.02	$(0.57)

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	investments in real estate;

•	capital expenditures and leasing costs;

•	cash distributions to stockholders; and

•	interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:

•	proceeds from our Public Offering;

•	proceeds from our unsecured revolving credit facility;

•	reinvested distributions;

•	available, unrestricted cash and cash equivalents; and

•	operating cash flows.
We believe our sources of cash will provide adequate liquidity to fund our obligations.

As of June 30, 2018, we had cash and cash equivalents of $0.5 million, a net decrease of $2.2 million for the six month period, as discussed below.
Below is a summary of our cash flow activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Favorable (Unfavorable) Change
(dollars are presented in thousands)	2018	2017	$	%
Net cash provided by operating activities	$398	$157	$241	153.5%
Net cash used in investing activities	(13,605)	—	(13,605)	100.0%
Net cash provided by financing activities	11,027	7,613	3,414	44.8%
Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•
Property operations—Most of our operating cash comes from rental and tenant recovery income, and is offset by property operating expenses, real estate taxes, and property-specific general and administrative costs. Our change in cash flows from property operations primarily results from owning a larger portfolio year-over-year, and is expected to increase as we continue to acquire new properties.

•
Working capital—During the six months ended June 30, 2018, cash flows from working capital decreased due to an increase in prepaid assets and acquisition costs, as well as a decrease in accounts payable when compared to the same period in 2017. These cash inflows were offset by a decrease in accounts receivable and an increase in prepaid rent.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions—During the six months ended June 30, 2018, we acquired one grocery-anchored shopping center for a total cash outlay of $13.3 million. During the same period in 2017, we had no acquisitions.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the six months ended June 30, 2018, cash used for capital expenditures increased by $0.3 million over the same period in 2017.

Financing Activities—Net cash provided by financing activities were primarily impacted by the following:

•
Issuance of common stock and payment of offering costs—We ceased offering Class A shares in the private offering during the first quarter of 2018. On May 8, 2018, we began offering Class T and Class I shares to the public in the Primary Offering. During the six months ended June 30, 2018, our proceeds from issuing common stock increased by $4.7 million over the same period in 2017, offset by a $0.7 million increase in our payments for offering costs related to selling commissions and dealer manager fees between the two periods.

•
Debt borrowings/payments and related deferred financing costs—During the six months ended June 30, 2018, we repaid a net $2.0 million on our revolving credit facility. During the six months ended June 30, 2017, we paid $2.2 million in loan closing costs to enter into our revolving credit facility. The borrowing capacity on our revolving credit facility was $25.1 million as of June 30, 2018.

•
Cash distributions paid to stockholders—As a result of issuing additional common stock, cash used for distributions increased by $0.8 million during the six months ended June 30, 2018, when compared to the same period in 2017.

Activity related to distributions to our stockholders for the six months ended June 30, 2018 and 2017, was as follows:

(dollars are presented in thousands)	2018	2017
Gross distributions paid	$1,672	$198
Distributions reinvested through DRIP	708	54
Net cash distributions	$964	$144
Net loss	$(1,176)	$(740)
Net cash provided by operating activities	$398	$157
FFO(1)	$91	$(445)

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
ASC 610-20 refers to the revenue recognition principles under ASU 2014-09. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
Impact of Recently Issued Accounting Pronouncements—Refer to Note 2 in this quarterly report on Form 10-Q for discussion of the impact of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, we conducted a private offering for the sale of a maximum of $220 million of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on October 12, 2016 (the “Private Offering”). The exemption was available to us because the shares were offered and sold solely to accredited investors without the use of general solicitation. During the first quarter of 2018, we ceased offering shares in the primary portion of the private offering. $200 million of shares of Class A common stock were offered in the primary portion of the Private Offering and were sold at a purchase price of $10.00 per share, with discounts available to some categories of purchasers. We also offered up to $20 million of shares of Class A common stock pursuant to the Distribution Reinvestment Plan (“DRIP”) under the private offering at a purchase price of $9.50 per share. From inception through conclusion of the private placement offering, we had raised approximately $57.7 million related to the sale of 5.9 million shares of Class A common stock, inclusive of the DRIP, and incurred total underwriting expenses of approximately $8.3 million. Of this amount, in the period from January 1, 2018 through May 8, 2018, we issued 1.6 million shares of Class A common stock for gross offering proceeds of $16.2 million, inclusive of the DRIP, and incurred total underwriting expenses of approximately $1.5 million.

b)
On May 8, 2018, our Registration Statement on Form S-11 (File No. 333-217924) was declared effective under the Act, covering a public offering of up to $1.5 million in shares of common stock in our primary offering, consisting of two classes of shares: Class T shares at a price of $10.42 per share and Class I shares at $10.00 per share. Class T shares have discounts available to certain categories of purchasers. We are also offering up to $200 million in shares of Class A, Class T, and Class I common stock under our DRIP at a price of $9.80 per share. The amount of selling commissions and dealer manager fees differs among Class A shares and Class T shares, and there is an ongoing stockholder servicing fee with respect to Class T shares sold in the primary initial public offering. We are offering to sell any combination of Class T and Class I shares in our primary offering and any combination of Class A, Class T, and Class I shares in our DRIP offering. We reserve the right to reallocate shares between the primary offering and our DRIP offering. We commenced our initial public offering on May 8, 2018, upon retaining Griffin Capital Securities, LLC, an affiliate of our advisor, as the dealer manager of our offering. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the DRIP beyond the termination of the primary offering until we have sold all of the shares under the plan. As of June 30, 2018, a total of 756 Class I shares of common stock have been issued in connection with our Primary Offering resulting in gross offering proceeds of approximately $8,000. From the commencement of our public offering through June 30, 2018, the Advisor was not charged dealer manager fees to the Dealer Manager on our behalf in connection with the sale of such Class I shares of common stock. From the commencement of our initial public offering through June 30, 2018, the net offering proceeds to us were approximately $8,000.

c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Ex.	Description
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)
3.2	Articles Supplementary for Class A shares of common stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)
3.3	Articles Supplementary for Class T shares of common stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)
3.4	Articles Supplementary for Class I shares of common stock (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)
4.1
Amendment No. 1 to Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership III, L.P., dated May 8, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)

10.1
Dealer Manager Agreement, including Form of Participating Dealer Agreement, for Public Offering, dated May 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)

10.2
Amended and Restated Advisory Agreement, by and among the Company, Phillips Edison Grocery Center Operating Partnership III, L.P. and PECO-Griffin REIT Advisor, LLC, dated May 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.

Date: August 10, 2018	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)

