Form 10-Q
period 2018-09-30
Phillips Edison Grocery Center REIT III, Inc.
filed 2018-11-13
CIK 1688016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes  ☑    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☑

Emerging growth company	☑
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 31, 2018, there were 6,400,039 outstanding shares of Class A common stock, 3,766 outstanding shares of Class I common stock, and 18,714 outstanding shares of Class T common stock of the Registrant.

w PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Investment in real estate:
Land and improvements	$23,253	$12,122
Building and improvements	44,405	25,439
Acquired in-place lease assets	7,758	4,686
Acquired above-market lease assets	2,057	1,779
Total investment in real estate assets	77,473	44,026
Accumulated depreciation and amortization	(2,911)	(684)
Total investment in real estate assets, net	74,562	43,342
Cash and cash equivalents	1,492	2,659
Deferred financing expense, net of accumulated amortization of $851 and $448, respectively	1,299	1,702
Other assets, net	1,702	973
Total assets	$79,055	$48,676
LIABILITIES AND EQUITY
Liabilities:
Debt obligation	$28,000	$9,000
Acquired below-market lease liabilities, net	2,537	2,314
Accounts payable – affiliates	4,422	2,157
Accounts payable and other liabilities	2,740	2,157
Total liabilities	37,699	15,628
Commitments and contingencies (Note 6)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, and none
issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock - Class A, $0.01 par value per share, 75,000 and 1,000,000 shares authorized, 6,387
and 4,502 shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	64	45
Common stock - Class T, $0.01 par value per share, 750,000 and zero shares authorized, ten and zero
shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock - Class I, $0.01 par value per share, 75,000 and zero shares authorized, one and zero
shares issued and outstanding, at September 30, 2018 and December 31, 2017, respectively	—	—
Stock dividends to be distributed	—	644
Additional paid-in capital	53,930	38,836
Accumulated deficit	(12,638)	(6,477)
Total equity	41,356	33,048
Total liabilities and equity	$79,055	$48,676
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$1,362	$270	$3,434	$810
Tenant recovery income	547	76	1,467	247
Other property income	7	2	21	5
Total revenues	1,916	348	4,922	1,062
Expenses:
Property operating	324	49	794	153
Real estate taxes	424	40	1,138	136
General and administrative	492	171	1,439	607
Depreciation and amortization	856	148	2,123	443
Total expenses	2,096	408	5,494	1,339
Other:
Interest expense	(530)	(337)	(1,224)	(855)
Other expense, net	(38)	—	(126)	—
Net loss	$(748)	$(397)	$(1,922)	$(1,132)
Earnings per common share:
Loss per share - basic and diluted	$(0.12)	$(0.19)	$(0.32)	$(0.90)
Weighted-average common shares outstanding:
Basic and diluted	6,383	2,103	6,097	1,256
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value			Additional Paid-in Capital	Stock Dividend to be Distributed	Accumulated Deficit	Total Equity
	Class A	Class T	Class I
Balance at January 1, 2017	$4	$—	$—	$3,911	$56	$(226)	$3,745
Issuance of common stock	21	—	—	20,609	(56)	—	20,574
Distribution Reinvestment Plan (“DRIP”)	—	—	—	142	—	—	142
Common distributions declared, $0.45 per share	—	—	—	—	—	(565)	(565)
Stock dividends declared, 0.1338 shares per share	2	—	—	1,308	365	(1,675)	—
Offering costs	—	—	—	(3,875)	—	—	(3,875)
Net loss	—	—	—	—	—	(1,132)	(1,132)
Balance at September 30, 2017	$27	$—	$—	$22,095	$365	$(3,598)	$18,889

Balance at January 1, 2018	$45	$—	$—	$38,836	$644	$(6,477)	$33,048
Issuance of common stock	16	—	—	16,306	(644)	—	15,678
Share repurchases	—	—	—	(113)	—	—	(113)
DRIP	1	—	—	1,106	—	—	1,107
Common distributions declared, $0.45 per share	—	—	—	—	—	(2,738)	(2,738)
Stock dividends declared, 0.0289 shares per share	2	—	—	1,499	—	(1,501)	—
Offering costs	—	—	—	(3,704)	—	—	(3,704)
Net loss	—	—	—	—	—	(1,922)	(1,922)
Balance at September 30, 2018	$64	$—	$—	$53,930	$—	$(12,638)	$41,356
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)
(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,922)	$(1,132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,123	443
Amortization of deferred financing expense	403	314
Non-cash rental income adjustments	(120)	(40)
Changes in operating assets and liabilities:
Accounts receivable, net	(246)	(197)
Other assets	(360)	(9)
Accounts payable and other liabilities	457	410
Accounts receivable and payable - affiliates	41	(415)
Net cash provided by (used in) operating activities	376	(626)
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(32,629)	(99)
Capital expenditures	(465)	—
Net cash used in investing activities	(33,094)	(99)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility borrowings	19,000	—
Proceeds from issuance of common stock	15,678	20,574
Payments of deferred financing expenses	—	(2,151)
Distributions paid, net of DRIP	(1,532)	(320)
Repurchases of common stock	(113)	—
Payment of offering costs	(1,482)	(1,875)
Payment of notes payable - affiliates	—	(11,390)
Net cash provided by financing activities	31,551	4,838
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,167)	4,113
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Beginning of period	2,659	790
End of period	$1,492	$4,903

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$751	$403
Accrued capital expenditures and acquisition costs	63	147
Change in offering costs payable	2,222	1,961
Change in distributions payable	99	103
Stock dividends distributed	—	725
Distributions reinvested	1,107	142
See notes to consolidated financial statements.

Phillips Edison Grocery Center REIT III, Inc.
Notes to Consolidated Financial Statements
(Dollars and shares in thousands)

1. ORGANIZATION
Phillips Edison Grocery Center REIT III, Inc. (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation in April 2016. Substantially all of our business is conducted through Phillips Edison Grocery Center Operating Partnership III, L.P. (“Operating Partnership”), a Delaware limited partnership formed in July 2016. We are a limited partner of the Operating Partnership, and our wholly owned subsidiary, Phillips Edison Grocery Center OP GP III LLC, is the sole general partner of the Operating Partnership.
We completed a private placement offering of shares of Class A common stock on a “reasonable best efforts” basis to accredited investors and ceased offering Class A shares in the private offering during the first quarter of 2018. During the private placement offering, we raised $57,683 in gross offering proceeds from the issuance of 5,859 Class A shares, inclusive of the DRIP.
Pursuant to our Registration Statement on Form S-11 (SEC Registration No. 333-217924), as amended (“Registration Statement”), declared effective on May 8, 2018, we are offering to the public (“Public Offering”) $1,500,000 in shares of common stock in the primary offering, consisting of two classes of shares, Class T and Class I, at purchase prices of $10.42 per share and $10.00 per share, respectively, with discounts available to some categories of investors with respect to Class T shares (“Primary Offering”). In addition, we are also offering $200,000 in Class A, Class T, and Class I shares of our common stock pursuant to the DRIP at a price of $9.80 per share. For more detail on the DRIP, see Note 7. We are offering any combination of Class T and Class I shares in the Primary Offering and any combination of Class A, Class T, and Class I shares through the DRIP. We reserve the right to reallocate shares between the Primary Offering and the DRIP. We have retained Griffin Capital Securities, LLC (“Dealer Manager”) to serve as the dealer manager of the Public Offering, which commenced May 8, 2018. The Dealer Manager is responsible for marketing our shares in the Public Offering. As of September 30, 2018, through the Primary Offering we had raised $8 in gross offering proceeds from the issuance of Class I shares, inclusive of the DRIP, $535 in gross offering proceeds from the issuance of Class A shares pursuant to the DRIP, and $100 in gross offering proceeds from the issuance of Class T shares.
Our property managers are owned by Phillips Edison & Company, Inc. and its subsidiaries (“PECO” or “Manager”). Our advisor is PECO-Griffin REIT Advisor, LLC (“Advisor”), a limited liability company that was formed in the state of Delaware in May 2016, and is jointly owned by PECO and Griffin Capital Corporation (“Griffin sponsor”). We have entered into an Amended and Restated Advisory Agreement (“Advisory Agreement”), which makes the Advisor ultimately responsible for the management of our day-to-day activities and the implementation of our investment strategy.
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
As of September 30, 2018, we owned fee simple interests in five grocery-anchored shopping centers acquired from third parties unaffiliated with us or our Advisor.

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
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If deemed unrecoverable on an undiscounted basis, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments as of September 30, 2018 and December 31, 2017.
The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. The acquisition-date fair values of all tangible assets, identifiable intangibles, and assumed liabilities are assessed using methods (e.g., discounted cash flow analysis and replacement cost) that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant. Unless otherwise disclosed, properties acquired are classified as asset acquisitions. As a result, most acquisition-related costs are capitalized and allocated to the tangible and identifiable intangible assets based on their respective acquisition-date fair values, and amortized over the same useful lives of the respective tangible and identifiable intangible assets.
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
Income Taxes—We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2017. Our qualification and taxation as a REIT depends on our ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If we fail to qualify as a REIT for any reason in a taxable year, we will be subject to tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that our tax positions will be sustained in any tax examinations.
Notwithstanding our qualification as a REIT, we may be subject to certain state and local taxes on our income or properties. In addition, our consolidated financial statements include the operations of one wholly owned subsidiary that has jointly elected to be treated as a Taxable REIT Subsidiary (“TRS”) and is subject to U.S. federal, state and local income taxes at regular corporate tax rates.
Organization and Offering Costs—The Advisor has paid and will pay organization and offering costs on our behalf. Pursuant to the terms of our current Advisory Agreement, we will generally reimburse the Advisor for these costs and future offering costs it or any of its affiliates may incur on our behalf in connection with the private placement of our Class A shares and Public Offering of Class T and Class I shares. Organization and offering costs consist of all expenses (other than selling commissions, dealer manager fees, and stockholder servicing fees) to be paid by us in connection with the offering, including our legal, accounting, printing, mailing, filing and registration fees, and other accountable offering costs including (a) legal, tax, accounting and escrow fees, (b) expenses for printing, engraving, amending, supplementing and mailing, (c) distribution costs, (d) compensation to employees of the Advisor while engaged in registering, marketing and wholesaling our common stock or providing administrative services relating thereto, (e) telegraph and telephone costs, (f) all advertising and marketing expenses (including the costs related to investor and broker-dealer sales meetings), (g) charges of transfer agents, registrars, trustees, escrow holders, depositories, and experts, (h) fees, expenses and taxes related to the filing, registration and qualification of the sale of our common stock under federal and state laws, including accountants’ and attorneys’ fees and other accountable offering costs, (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as compensation to and direct expenses of the Advisor’s employees or employees of the Advisor’s affiliates in connection with registering and marketing our common stock, (j) travel and entertainment expenses related to the offering and marketing of our common stock, (k) facilities and technology costs and other costs and expenses associated with the offering and ownership of our common stock and to facilitate the marketing of our common stock, including web site design and management, (l) costs and expenses of conducting training and educational conferences and seminars, (m) costs and expenses of attending broker-dealer sponsored retail seminars or conferences, and (n) payment or reimbursement of bona fide due diligence expenses, including compensation to employees while engaged in the provision or support of bona fide due diligence services.
All organization and offering costs incurred in connection with the private placement had been billed to us by the Advisor as of September 30, 2018 and December 31, 2017. In connection with the Public Offering, the Advisor will pay organization and offering costs up to 1% of gross offering proceeds from the Primary Offering, which the Advisor intends to recoup through the receipt of a contingent advisor payment (see Note 8). We will reimburse the Advisor for any amounts in excess of 1% up to a maximum of 3.5% of gross offering proceeds from the Primary Offering.
Organization and offering costs that have been billed to us by the Advisor as of September 30, 2018 and December 31, 2017, are recorded in Accounts Payable - Affiliates on the consolidated balance sheets. Whether additional organization and offering costs will be billed to us is at the discretion of the Advisor and will likely depend on the success of our Public Offering. We will evaluate organization and offering costs incurred by the Advisor at the end of each period to determine if the amounts incurred represent a liability to us based on the applicable facts and circumstances.
When recognized by us, organizational expenses will be expensed as incurred, and offering costs will be recorded as a reduction to stockholders’ equity as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Public Offering.

Earnings Per Share—Earnings per share is calculated based on the weighted-average number of common shares outstanding during each period. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same distributions per share. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which we had none for the three and nine months ended September 30, 2018 and 2017.
Segment Reporting—We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size, or type. As operating performance is reviewed at a portfolio level rather than at a property level, our entire portfolio of properties is considered one operating segment. Accordingly, we did not report any other segment disclosures for the three and nine months ended September 30, 2018.
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

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements or Other Significant Matters
ASU 2018-13, Fair Value Measurement (Topic 820)	This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Early adoption is permitted.	January 1, 2019	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
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

In July 2018, the FASB issued ASU 2018-11. The update allows lessors to use a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. We expect to utilize this practical expedient

We will continue to evaluate the effect the adoption of these ASUs will have on our consolidated financial statements. However, we currently believe that the adoption will not have a material impact for operating leases where we are a lessor and will continue to record revenues from rental properties for our operating leases on a straight-line basis. We are still evaluating the impact for leases where we are the lessee.

3. REAL ESTATE ACQUISITIONS
Our real estate assets acquired during the nine months ended September 30, 2018, were as follows:

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Leased % of Rentable Square Feet at Acquisition
Albertville Crossing	Albertville, MN	Coborn’s	2/21/2018	$13,156	89.7%
Sudbury Crossing	Sudbury, MA	TJ Maxx(1)	7/24/2018	19,473	97.6%

(1)	We do no not own the portion of the shopping center that contains the grocery anchor, which is Sudbury Farms (Roche Bros.).
During the nine months ended September 30, 2017, we did not acquire any properties.
The fair value and weighted-average useful lives for in-place, above-market, and below-market lease intangibles acquired during the nine months ended September 30, 2018, are as follows (useful life in years):

	Fair Value	Weighted-Average Useful Life
Acquired in-place leases	$3,071	7
Acquired above-market leases	278	6
Acquired below-market leases	(326)	12

4. ACQUIRED INTANGIBLE LEASES
Acquired intangible lease assets and liabilities consisted of the following amounts as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
In-place leases	$7,758	$4,686
Above-market leases	2,057	1,779
Total intangible lease assets	9,815	6,465
Accumulated amortization	(778)	(124)
Net intangible lease assets	$9,037	$6,341

Below-market liabilities	$2,688	$2,362
Accumulated amortization	(151)	(48)
Net below-market lease liabilities	$2,537	$2,314
Summarized below is the amortization recorded on the intangible assets and liabilities for the periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
In-place leases	$233	$24	$542	$72
Above-market leases	43	2	113	5
Below-market leases	(38)	(11)	(103)	(31)
Estimated future amortization of the respective acquired intangible lease assets and liabilities as of September 30, 2018, for each of the next five years is as follows:

Year	In-Place Leases	Above-Market Leases	Below- Market Leases
Remaining 2018	$233	$43	$(38)
2019	1,005	178	(153)
2020	1,005	178	(153)
2021	1,005	178	(153)
2022	930	178	(153)

5. DEBT OBLIGATION
As of September 30, 2018 we had an unsecured $250 million revolving credit facility, with an interest rate spread over LIBOR based on our leverage ratio. The revolving credit facility requires interest-only payments until it matures in March 2021 and has two six-month extension options. Due to borrowing base restrictions included in the loan agreement, the borrowing capacity on the revolving credit facility was $44.2 million and $24.0 million as of September 30, 2018 and December 31, 2017, respectively. On November 9, 2018, we reduced the size of our revolving credit facility from $250 million to $125 million.
The interest rate on our debt approximated the market interest rate, and as such, the fair value and recorded value of our debt were both $28,000 on September 30, 2018, and $9,000 on December 31, 2017.
The following is a summary of the outstanding principal balance of our debt obligation and corresponding interest rate as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Outstanding principal balance	$28,000	$9,000
Interest rate	4.3%	3.6%
Gross borrowings under our revolving credit facility were $47.0 million and gross payments on our revolving credit facility were $28.0 million during the nine months ended September 30, 2018.

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
Common Stock Activity—The following table summarizes our common stock activity for the nine months ended September 30, 2018:

	Common Stock
	Class A	Class T	Class I	Total
Balance at January 1, 2018	4,502	—	—	4,502
Common stock issued	1,566	10	1	1,577
Cash distributions reinvested	115	—	—	115
Shares repurchased(1)	(11)	—	—	(11)
Stock dividends	215	—	—	215
Balance at September 30, 2018	6,387	10	1	6,398

(1)	In accordance with the terms of our SRP, all share repurchases completed were sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

The following table summarizes our common stock activity for the nine months ended September 30, 2017:

Common Stock
Class A
Balance at January 1, 2017	435
Common stock issued	2,072
Cash distributions reinvested	15
Stock dividends	138
Balance at September 30, 2017	2,660
Distributions and Stock Dividends—We have adopted a DRIP that allows stockholders to reinvest cash distributions in additional shares of our common stock at a price equal to $9.80 per share. Prior to the commencement of the Public Offering in May 2018, the DRIP price was $9.50 per share. During the private offering, our board of directors declared and issued stock dividends in the amount of 0.0004901961 shares per day per share to Class A stockholders of record during the period from December 1, 2016 through February 28, 2018. We are no longer issuing any such stock dividends to our Class A stockholders. Cash distributions are paid to stockholders of record based on the number of daily shares owned by each stockholder during the period covered by the declaration. Such distributions are issued on the first business day after the end of each month.
Share Repurchase Program—Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase or amend, suspend, or terminate the program.

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
Organization and Offering Costs, Contingent Advisor Payment, and Holdback—Under the terms of the Advisory Agreement, we are to reimburse the Advisor for cumulative organization and offering costs and future organization and offering costs it may incur on our behalf. All organization and offering costs incurred in connection with the private placement and public offering had been billed to us by the Advisor as of September 30, 2018. In connection with the Public Offering, the Advisor will pay organization and offering costs up to 1% of gross offering proceeds from the Primary Offering, which the Advisor intends to recoup through the receipt of a contingent advisor payment. We will reimburse the Advisor for any amounts in excess of 1% up to a maximum of 3.5% of gross offering proceeds from the Primary Offering.
During the Public Offering, we may pay the Advisor an additional contingent advisor payment of 2.15% of the contract purchase price of each property or other real estate investments we acquire. The reimbursement of organization and offering costs as well as the contingent advisor payment are subject to the contingent advisor payment holdback. As a result of the holdback, reimbursements for the initial $4,500 paid by the Advisor to fund the dealer manager fee and other organization and offering costs related to the Public Offering, shall be retained by us until the termination of the Public Offering, at which time such amount shall be paid to the Advisor or its affiliates. As of September 30, 2018, the contingent advisor payment holdback had not been reached; therefore, no reimbursement had been made to the Advisor.
Amounts related to organization and offering costs and the contingent advisor payment as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Organization and offering costs liability for private placement	2,304	2,000

Amounts subject to contingent advisor holdback:
Organization and offering costs liability for Public Offering	1,912	—
Asset Management Fee—We pay the Advisor a monthly asset management fee in connection with the ongoing management and monitoring of the performance of our investments. The asset management fee is paid monthly in an amount of one-twelfth of 1% of the cost of our assets, which is equal to the purchase price, acquisition expenses, capital expenditures, and other customarily capitalized costs, but excludes acquisition fees, as of the last day of the preceding monthly period. The Advisor may elect to receive the asset management fee in cash, units of the Operating Partnership (“OP units”), common stock, or any combination thereof. All asset management fees paid during the nine months ended September 30, 2018 and 2017, were paid in cash.
Disposition Fee—We will pay the Advisor or its affiliates for substantial assistance in connection with the sale of properties or other investments a disposition fee in an amount equal to 2% of the contract sales price of each property or other investment sold. Whether the Advisor or its affiliates have provided substantial assistance to us in connection with the sale of an asset is determined by a majority vote of the board of directors, including a majority of independent directors. Substantial assistance in connection with the sale of a property includes the Advisor or its affiliates’ preparation of an investment package for the property (including a new investment analysis, rent rolls, tenant information regarding credit, a property title report, an environmental report, a list of prospective buyers, a structural report, and exhibits) or such other substantial services performed by the Advisor or its affiliates in connection with a sale. The disposition fee may be paid in addition to real estate commissions paid to non-affiliates, provided that the total disposition fee and real estate commission together do not exceed an amount equal to the lesser of (i) 6% of the contract sales price of each property sold or (ii) a competitive real estate commission rate. For the nine months ended September 30, 2018 and 2017, we incurred no disposition fees as we did not sell any properties.
Acquisition Expenses—We reimburse the Advisor for direct expenses incurred, including certain personnel costs, related to sourcing, selecting, evaluating, and acquiring assets on our behalf.
General and Administrative Expenses—As of September 30, 2018 and December 31, 2017, we owed the Advisor $7 and $13, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to the Advisor, except for unpaid general and administrative expenses, which we disclosed above, for the periods ended September 30, 2018 and 2017, and any related amounts unpaid as of September 30, 2018 and December 31, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid Amount as of
					September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Acquisition fees(1)	$379	$—	$635	$—	$—	$—
Acquisition expenses(1)	38	—	108	—	—	—
Asset management fees(2)	183	37	440	110	61	72
Organization and offering costs(3)	213	62	2,222	1,960	4,222	2,000
Total	$813	$99	$3,405	$2,070	$4,283	$2,072

(1)
The majority of acquisition fees and expenses are capitalized and allocated to the related investment in real estate assets on the consolidated balance sheets based on the acquisition-date fair values of the respective assets and liabilities acquired.

(2)	Asset management fees are presented as General and Administrative on the consolidated statements of operations.

(3)	Organization and offering costs are charged against equity.
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

Summarized below are the fees earned by and the expenses reimbursable to the Manager for the periods ended September 30, 2018 and 2017, and any related amounts unpaid as of September 30, 2018 and December 31, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid Amount as of
					September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Property management fees(1)	$75	$11	$190	$37	$29	$—
Leasing commissions(2)	34	—	88	4	6	—
Construction management fees(2)	14	—	71	—	4	2
Other fees and reimbursements(3)	71	45	171	141	92	70
Total	$194	$56	$520	$182	$131	$72

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
The following table summarizes the dealer manager fees, selling commissions, and stockholder servicing fees for shares of common stock as of September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid Amount as of
					September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Dealer manager fees	$3	$750	$1,685	$1,177	$2	$—
Selling commissions	3	154	(211)	742	—	—
Stockholder servicing fees(1)	4	—	4	—	4	—

(1)
Stockholder servicing fees are included in Offering Costs on the consolidated statements of equity and included in Accounts Payable-Affiliates on the consolidated balance sheets. We will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T share is sold during the Public Offering.

Share Purchases by Advisor—Our Advisor has made an initial investment in us through the purchase of 22 shares of our Class A common stock. The Advisor may not sell any of these shares while serving as the Advisor. As of September 30, 2018, the Advisor owned 28 shares of our Class A common stock.

9. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

Approximate future rentals to be received under non-cancelable operating leases in effect at September 30, 2018, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows:

Year	Amount
Remaining 2018	$1,399
2019	5,284
2020	4,529
2021	3,426
2022	3,115
2023 and thereafter	10,176
Total	$27,929
Our major tenants include Publix Super Markets, Coborn’s, and Albertsons Companies, which comprised 16.6%, 11.4%, and 11.0% respectively, of our aggregate annualized base rent (“ABR”) as of September 30, 2018. As a result, the tenant concentration of our portfolio makes it particularly susceptible to adverse economic developments for those tenants.

10. SUBSEQUENT EVENTS
Distributions—Cash distributions equal to a daily amount of $0.0016438356 per share of all classes of common stock outstanding were paid subsequent to September 30, 2018, to the stockholders of record from September 1, 2018 through October 31, 2018, as follows:

Distribution Period	Record Date	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
September 1, 2018 through September 30, 2018	9/28/2018	10/1/2018	$315	$124	$191
October 1, 2018 through October 31, 2018	10/31/2018	11/1/2018	326	126	200
On November 13, 2018, our board of directors authorized cash distributions to all classes of common stockholders of record from December 1, 2018 through February 28, 2019 in a daily amount of $0.0016438356 per share.
Joint Venture with The Northwestern Mutual Life Insurance Company—On November 9, 2018, we entered into a joint venture with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”). We contributed all of our ownership interests in three grocery-anchored shopping center properties to the joint venture in exchange for approximately $42 million in cash and a 10% ownership interest in the joint venture, and Northwestern Mutual made an initial capital contribution to the joint venture equal to approximately $42 million in cash in exchange for a 90% ownership interest in the joint venture.

Revolving Credit Facility Amendment—On November 9, 2018, we reduced the size of our revolving credit facility from $250 million to $125 million.

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

Overview
Organization—We were formed as a Maryland corporation on April 15, 2016, and have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017.
We completed a private placement offering of shares of Class A common stock on a “reasonable best efforts” basis to accredited investors. We ceased the private offering during the first quarter of 2018. Pursuant to our Registration Statement, declared effective on May 8, 2018, we are offering $1.5 million in shares of common stock in the Primary Offering, consisting of two classes of shares: Class T and Class I, at purchase prices of $10.42 per share and $10.00 per share, respectively, with discounts available to some categories of investors with respect to Class T shares. In addition, we are also offering $200 million in Class A, Class T, and Class I shares of our common stock pursuant to the distribution reinvestment plan (“DRIP”) at a price of $9.80 per share. The Dealer Manager is responsible for marketing our shares in the Public Offering.
We intend to invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national and regional creditworthy retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. As of September 30, 2018, we owned five real estate properties acquired from third parties unaffiliated with us or our Advisor.
Joint Venture with Northwestern Mutual—On November 9, 2018, we entered into a joint venture with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”). We contributed all of our ownership interests in three grocery-anchored shopping center properties to the joint venture in exchange for approximately $42 million in cash and a 10% ownership interest in the joint venture, and Northwestern Mutual made an initial capital contribution to the joint venture equal to approximately $42 million in cash in exchange for a 90% ownership interest in the joint venture.
Equity Raise Activity—During the private placement offering, we raised $57.7 million in gross offering proceeds from the issuance of 5.9 million Class A shares, inclusive of the DRIP. As of September 30, 2018, through the Primary Offering we had raised $8,000 in gross offering proceeds from the issuance of Class I shares, inclusive of the DRIP, $0.5 million in gross offering proceeds from the issuance of Class A shares pursuant to the DRIP, and $0.1 million in gross offering proceeds from the issuance of Class T shares.

Portfolio—Below are statistical highlights of our portfolio:

	Total Portfolio as of September 30, 2018	Property Acquisitions During the Nine Months Ended September 30, 2018
Number of properties	5	2
Number of states	4	2
Total square feet (in thousands)	471	189
Leased % of rentable square feet	93.8%	93.5%
Average remaining lease term (in years)(1)	4.3	5.7

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.
Lease Expirations—The following table lists, on an aggregate basis, all of the scheduled lease expirations after September 30, 2018, for each of the next ten years and thereafter for our five shopping centers. The chart shows the leased square feet and annual base rent (“ABR”) represented by the applicable lease expiration year:
Subsequent to September 30, 2018, we renewed approximately 3,600 total square feet and $88,152 of total ABR of the leases expiring.
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

We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio by tenant type as of
September 30, 2018:
The following charts present the composition of our portfolio by tenant industry as of September 30, 2018:
The following table presents our primary anchor tenants, grouped according to parent company, by ABR as of September 30, 2018 (dollars and square feet are presented in thousands):

Tenant	ABR	% of ABR	Leased Square Feet	% of Leased Square Feet	Number of Locations(1)
Grocery
Publix Super Markets	$932	16.6%	99	22.4%	2
Coborn's	639	11.4%	58	13.2%	1
Albertsons Companies	617	11.0%	62	14.1%	1
	2,188	39.0%	219	49.7%	4
Other
T.J. Maxx	305	5.4%	32	7.3%	1
	$2,493	44.4%	251	57.0%	5

(1)	Number of locations excludes auxiliary leases with grocery anchors such as fuel stations and liquor stores.

Results of Operations
We owned five properties as of September 30, 2018, and one property as of September 30, 2017. Unless otherwise discussed below, year-over-year comparative differences for the three and nine months ended September 30, 2018 and 2017, are almost entirely attributable to the number of properties owned and the length of ownership of these properties.
Summary of Operating Activities for the Three Months Ended September 30, 2018 and 2017

(dollars are presented in thousands, except per share amounts)	2018	2017	Favorable (Unfavorable) Changes
Total revenues	$1,916	$348	$1,568
Property operating expenses	(324)	(49)	(275)
Real estate tax expenses	(424)	(40)	(384)
General and administrative expenses	(492)	(171)	(321)
Depreciation and amortization	(856)	(148)	(708)
Interest expense	(530)	(337)	(193)
Other expense, net	(38)	—	(38)
Net loss	$(748)	$(397)	$(351)

Net loss per share—basic and diluted	$(0.12)	$(0.19)	$0.07
Total revenues—The $1.6 million increase in total revenues was primarily related to the properties acquired in the fourth quarter of 2017 and during 2018. We renewed three leases with a weighted average term of 5.2 years with $136,000 in annual rent, which was an 11.3% increase in rent per square foot over the previous leases.
General and administrative expenses—The $0.3 million increase in general and administrative expenses was primarily attributable to a $0.2 million increase in third-party legal, accounting, board of directors, and travel costs associated with the administration of the fund since entering into the Public Offering. The remaining $0.1 million increase was due to higher asset management fees paid as a result of the additional properties acquired in 2017 and 2018.

Summary of Operating Activities for the Nine Months Ended September 30, 2018 and 2017

(dollars are presented in thousands, except per share amounts)	2018	2017	Favorable (Unfavorable) Changes
Total revenues	$4,922	$1,062	$3,860
Property operating expenses	(794)	(153)	(641)
Real estate tax expenses	(1,138)	(136)	(1,002)
General and administrative expenses	(1,439)	(607)	(832)
Depreciation and amortization	(2,123)	(443)	(1,680)
Interest expense	(1,224)	(855)	(369)
Other expense, net	(126)	—	(126)
Net loss	$(1,922)	$(1,132)	$(790)

Net loss per share—basic and diluted	$(0.32)	$(0.90)	$0.58
Total revenues—The $3.9 million increase in total revenues was primarily related to the properties acquired in 2018 and the second half of 2017. During the nine months ended September 30, 2018, we executed three new leases with $0.1 million in annual rent for an average term of 4.8 years. We also renewed five leases for an average term of 4.9 years with $0.2 million in annual rent, which was a 14.3% increase in rent per square foot over the previous leases.
General and administrative expenses—The $0.8 million increase in general and administrative expenses was primarily attributable to a $0.5 million increase in third-party legal, accounting, board of directors, and travel costs associated with the administration of the fund, since entering into the Public Offering, as well as a $0.3 million increase in asset management fees paid as a result of the additional properties acquired in 2017 and 2018.
Interest expense— The $0.4 million increase in interest expense is primarily a result of additional borrowings required for property acquisitions, as well as the associated fees for the revolving credit facility entered into in March 2017.
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
The table below is a comparison of NOI for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Favorable (Unfavorable) Changes	Nine Months Ended		Favorable (Unfavorable) Changes
	September 30,			September 30,
(dollars presented in thousands)	2018	2017		2018	2017
Revenues:
Rental income(1)	$1,330	$257	$1,073	$3,314	$770	$2,544
Tenant recovery income	547	76	471	1,467	247	1,220
Other property income	7	2	5	21	5	16
Total revenues	1,884	335	1,549	4,802	1,022	3,780
Operating Expenses:
Property operating expenses	324	49	(275)	794	153	(641)
Real estate taxes	424	40	(384)	1,138	136	(1,002)
Total operating expenses	748	89	(659)	1,932	289	(1,643)
Total NOI	$1,136	$246	$890	$2,870	$733	$2,137

(1)	Excludes lease buy-out income and non-cash rental income adjustments related to straight-line rental income and amortization of above- and below-market leases.
Below is a reconciliation of Net Loss to NOI for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars presented in thousands)	2018	2017	2018	2017
Net loss:	$(748)	$(397)	$(1,922)	$(1,132)
Adjusted to exclude:
Non-cash rental income adjustments	(32)	(13)	(120)	(40)
General and administrative expenses	492	171	1,439	607
Depreciation and amortization	856	148	2,123	443
Interest expense, net	530	337	1,224	855
Other income, net	38	—	126	—
NOI	$1,136	$246	$2,870	$733

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
Modified Funds from Operations (“MFFO”) is an additional performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. MFFO excludes the following items:

•	acquisition fees and expenses;

•	non-cash rental income adjustments for straight-line rent amounts, both income and expense, and amortization of above- or below-market intangible lease assets and liabilities;

•	amortization of discounts and premiums on debt investments;

•	gains or losses from the early extinguishment of debt;

•	gains or losses on the extinguishment of derivatives, except where the trading of such instruments is a fundamental attribute of our operations;

•	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting;

•	gains or losses related to consolidation from, or deconsolidation to, equity accounting; and

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting.
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
The following table presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars presented in thousands, except per share amounts)	2018	2017	2018	2017
Calculation of FFO
Net loss	$(748)	$(397)	$(1,922)	$(1,132)
Adjustments:
Depreciation and amortization of real estate assets	856	148	2,123	443
FFO	$108	$(249)	$201	$(689)
Calculation of MFFO
FFO	$108	$(249)	$201	$(689)
Adjustments:
Non-cash rental income adjustments	(32)	(13)	(120)	(40)
Acquisition expenses	38	—	142	2
MFFO	$114	$(262)	$223	$(727)

Earnings per common share:
Weighted-average common shares outstanding - basic and diluted	6,383	2,103	6,097	1,256
FFO per share - basic and diluted	$0.02	$(0.12)	$0.03	$(0.55)
MFFO per share - basic and diluted	$0.02	$(0.12)	$0.04	$(0.58)

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	investments in real estate;

•	capital expenditures and leasing costs;

•	cash distributions to stockholders; and

•	interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:

•	proceeds from our Public Offering;

•	proceeds received from the Northwestern Mutual joint venture;

•	proceeds from our unsecured revolving credit facility;

•	reinvested distributions;

•	available, unrestricted cash and cash equivalents; and

•	operating cash flows.

In conjunction with the joint venture we entered into with Northwestern Mutual on November 9, 2018, we paid off the current outstanding principal balance of $28 million on our revolving credit facility. We utilized a portion of the approximately $42 million in proceeds received in exchange for the contribution of our ownership interests in three grocery-anchored shopping centers to make this paydown. We anticipate using the remaining proceeds from our contribution to fund future acquisitions of real estate assets (See Note 10). We believe our sources of cash will provide adequate liquidity to fund our obligations.
As of September 30, 2018, we had cash and cash equivalents of $1.5 million, a net decrease of $1.2 million for the nine month period, as discussed below.
Below is a summary of our cash flow activity for the nine months ended September 30, 2018 and 2017:

(dollars are presented in thousands)	2018	2017	Favorable (Unfavorable) Change
Net cash provided by (used in) operating activities	$376	$(626)	$1,002
Net cash used in investing activities	(33,094)	(99)	(32,995)
Net cash provided by financing activities	31,551	4,838	26,713
Operating Activities—Our net cash provided by (used in) operating activities was primarily impacted by the following:

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

•	Working capital— Our working capital changes over the same period in 2017 are largely a result of owning four additional properties.
Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions—During the nine months ended September 30, 2018, we acquired two grocery-anchored shopping centers for a total cash outlay of $32.6 million. During the same period in 2017, we had no acquisitions.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the nine months ended September 30, 2018, cash used for capital expenditures increased by $0.5 million over the same period in 2017, largely due to the properties acquired after September 30, 2017.

Financing Activities—Net cash provided by financing activities were primarily impacted by the following:

•
Issuance of common stock and payment of offering costs—We ceased offering Class A shares in the private offering during the first quarter of 2018. On May 8, 2018, we began offering Class T and Class I shares to the public in the Primary Offering. During the nine months ended September 30, 2018, our proceeds from issuing common stock decreased by $4.9 million over the same period in 2017, offset by a $0.4 million decrease in our payments for offering costs related to selling commissions and dealer manager fees.

•
Debt borrowings/payments and related deferred financing costs—During the nine months ended September 30, 2018, we executed a $19.0 million net draw on our revolving credit facility. During the nine months ended September 30, 2017, we paid $2.2 million in loan closing costs to enter into our revolving credit facility. The borrowing capacity on our revolving credit facility was $44.2 million as of September 30, 2018.

•
Cash distributions paid to stockholders—As a result of issuing additional common stock, cash used for distributions increased by $1.2 million during the nine months ended September 30, 2018, when compared to the same period in 2017.

Activity related to distributions to our stockholders for the nine months ended September 30, 2018 and 2017, was as follows:

(dollars are presented in thousands)	2018	2017
Gross distributions paid	$2,639	$462
Distributions reinvested through DRIP	1,107	142
Net cash distributions	$1,532	$320
Net loss	$(1,922)	$(1,132)
Net cash provided by (used in) operating activities	$376	$(626)
FFO(1)	$201	$(689)

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

w PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings for which the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A. RISK FACTORS
Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 8, 2018, our Registration Statement on Form S-11 (File No. 333-217924) was declared effective under the Act, covering a public offering of up to $1.5 million in Class T and Class I shares of common stock in our primary offering, and consisting of two classes of shares: Class T shares at a price of $10.42 per share and Class I shares at $10.00 per share. Class T shares have discounts available to certain categories of purchasers. We are also offering up to $200 million in shares of Class A, Class T, and Class I common stock under our DRIP. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the DRIP beyond the termination of the primary offering until we have sold all of the shares under the plan.
As of September 30, 2018, we received net proceeds of $0.1 million from the Public Offering. The following table summarizes certain information about the Offering proceeds therefrom (dollars and shares in thousands):

	Class I	Class T	Total
Primary offering proceeds:
Shares sold	1	10	11
Gross offering proceeds	$8	$100	$108
Selling commissions and dealer manager fees	—	(6)	(6)
Accrued stockholder serving fees	—	(4)	(4)
Net offering proceeds	$8	$90	$98
We primarily used the net proceeds from the Offering toward the acquisition of real estate properties.
We did not repurchase any of our securities in connection with Class T and Class I shares during the quarter ended September 30, 2018. During the quarter ended September 30, 2018, we repurchased Class A shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
July 2018	—	$—	—	(2)
August 2018	8	10.00	8	(2)
September 2018	4	10.00	4	(2)

(1)
We announced the commencement of the Share Repurchase Program (“SRP”) in October 2016. All purchases of our equity securities by us in the three months ended September 30, 2018, were made pursuant to the SRP due to stockholder’s death or disability.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP, as described below.
Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations:

•	During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•
The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less any cash already used for repurchases since the beginning of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of the board of directors. The limitations described above do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

•
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions are eligible to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.

•	The board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
The board of directors may amend, suspend or terminate the SRP upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or (b) in a separate mailing to the stockholders.

ITEM 5. OTHER INFORMATION
2019 Annual Meeting of Stockholders; Date for Submission of Stockholder Proposals
We anticipate that we will hold our 2019 annual meeting of stockholders on or about Thursday, May 9, 2019 (the “2019 Annual Meeting”). The exact time and location of the 2019 Annual Meeting will be specified in our proxy statement for the 2019 Annual Meeting. Because the expected date of the 2019 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of our 2018 annual meeting of stockholders, we are affirming the deadline for receipt of stockholder proposals submitted pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Rule 14a-8”), for inclusion in our proxy materials for the 2019 Annual Meeting.
Any stockholder proposal pursuant to Rule 14a-8, to be considered for inclusion in our proxy materials for the 2019 Annual Meeting, must be received at our principal executive offices, Attn: Corporate Secretary, 11501 Northlake Drive, Cincinnati, Ohio 45249, no later than 5:00 p.m. Eastern Time on January 9, 2019. In addition, any stockholder who wishes to propose a nominee to the Company’s Board or propose any other business to be considered by the stockholders (other than a stockholder proposal included in our proxy materials pursuant to Rule 14a-8) must comply with the advance notice provisions and other requirements of Section 2.12 of our Bylaws. These notice provisions require, among other things, that nominations of individuals for election to the Company’s Board and the proposal of business to be considered by the stockholders for the 2019 Annual Meeting must be received no earlier than December 10, 2018, and no later than 5:00 p.m. Eastern Time on January 9, 2019. All proposals should be submitted to the attention of our corporate secretary at our principal executive offices at the address above. All proposals must be in writing and otherwise in compliance with applicable SEC requirements and our Bylaws.
Joint Venture with The Northwestern Mutual Life Insurance Company
On November 2, 2018, we, through our Operating Partnership, entered into a Contribution Agreement (the “Contribution Agreement”) with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”). The transactions contemplated by the Contribution Agreement are referred to herein as the “Transaction.” On November 9, 2018, we closed the Transaction and (i) the Operating Partnership contributed all of its ownership interests in three grocery-anchored shopping center properties (the “Properties”) to a joint venture entity (the “Joint Venture”) formed between Northwestern Mutual and our indirect wholly owned subsidiary in exchange for approximately $42 million in cash and a 10% ownership interest in the Joint Venture and (ii) Northwestern Mutual made an initial capital contribution to the Joint Venture equal to approximately $42 million in cash in exchange for a 90% ownership interest in the Joint Venture. The Properties contributed were Albertville Crossing in Albertville, Minnesota; St. Cloud Station in Saint Cloud, Florida; and Rolling Meadows Station in Rolling Meadows, Illinois.
Additional information about the Transaction, including information regarding the agreements entered into on November 9, 2018, in connection with the closing of the Transaction, which agreements were entered into on the terms and conditions previously described, is incorporated herein by reference to our Current Report on Form 8-K filed with the SEC on November 5, 2018 (the “Joint Venture 8-K”). The Joint Venture 8-K also includes the unaudited pro forma condensed consolidated financial information of the Company reflecting the Transaction as of and for the six months ended June 30, 2018, and for the year ended December 31, 2017.
Revolving Credit Facility
On March 30, 2017, we and our subsidiaries entered into a Credit Agreement with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. On November 9, 2018, in connection with the closing of the Transaction, we entered into the First Amendment to Credit Agreement to permit consummation of the Transaction under the Credit Agreement and to revise certain terms and conditions of the Credit Agreement related to financial metrics to reflect an adjustment for the disposition of the Properties to the Joint Venture.
In addition, pursuant to the terms of the Credit Agreement, effective November 9, 2018, we reduced the size of our revolving credit facility from $250 million to $125 million.
New Directors; Director Resignation
On November 13, 2018, David W. Garrison resigned from the Company’s Board of Directors (the “Board”), effective November 14, 2018, in anticipation of joining PECO’s Board of Directors upon the closing of the proposed merger between PECO and Phillips Edison Grocery Center REIT II, Inc. His resignation was not due to any dispute or disagreement with the Company or any of our subsidiaries or affiliates.

In addition, on November 13, 2018, the Board elected Toan Huynh and Mark D. McDade as directors of the Company. In connection with the changes to the composition of the Board, the Board established its size at four directors effective November 14, 2018. Ms. Huynh and Mr. McDade will serve as members of the Board’s Audit Committee and Conflicts Committee. The Board determined that Ms. Huynh and Mr. McDade qualify as independent directors under the independence requirements in our Charter. Ms. Huynh and Mr. McDade will participate in the compensation program for non-employee directors as described under the heading “Compensation of Directors” in our Registration Statement on Form S-11 filed with the SEC on April 13, 2018.

ITEM 6. EXHIBITS

Ex.	Description
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 10, 2018)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.

Date: November 13, 2018	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer
(Principal Financial Officer)

