Form 10-K
period 2018-12-31
Phillips Edison Grocery Center REIT III, Inc.
filed 2019-03-15
CIK 1688016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-217924

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	32-0499883
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11501 Northlake Drive Cincinnati, Ohio	45249
(Address of Principal Executive Offices)	(Zip Code)
(513) 554-1110
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑	Smaller reporting company	☑

Emerging growth company	☑
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑
Aggregate market value of the voting stock held by non-affiliates: There is no established public market for the Registrant's shares of common stock. The Registrant launched its ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-217924), as amended, on May 8, 2018. Shares in the offering are being sold at $10.00 for Class I common stock and $10.42 per share for Class T common stock, with discounts available to some categories of purchasers with respect to Class T shares. As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, there were approximately 6.1 million shares of common stock held by non-affiliates at $9.50 per share.
As of March 1, 2019, there were 6,275,835 outstanding shares of Class A common stock, 62,661 outstanding shares of Class I common stock, and 150,460 outstanding shares of Class T common stock of the Registrant.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement for its 2019 annual meeting of stockholders, which will be filed with the SEC by April 30, 2019, are incorporated by reference into Part III of this Report.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
FORM 10-K

Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K of Phillips Edison Grocery Center REIT III, Inc. (“we,” the “Company,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those Acts. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). Such statements include, in particular, statements about our plans, strategies, and prospects, and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks include, without limitation, (i) changes in national, regional, or local economic climates; (ii) local market conditions, including an oversupply of space in, or a reduction in demand for, properties similar to those in our portfolio; (iii) vacancies, changes in market rental rates, and the need to periodically repair, renovate, and re-let space; (iv) changes in interest rates and the availability of permanent mortgage financing; (v) competition from other available properties and the attractiveness of properties in our portfolio to our tenants; (vi) the financial stability of tenants, including the ability of tenants to pay rent; (vii) changes in tax, real estate, environmental, and zoning laws; (viii) the concentration of our portfolio in a limited number of industries, geographies, or investments; and (ix) any of the other risks identified in our Registration Statement on Form S-11 (File No. 333-217924), as the same may be amended from time to time. Therefore, such statements are not intended to be a guarantee of our performance in future periods.
Except as required by law, we do not undertake any obligation to update or revise any forward-looking statements contained in this Form 10-K.

w PART I
ITEM 1. BUSINESS
All references to “Notes” throughout this document refer to the footnotes to the consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.
Overview
Phillips Edison Grocery Center REIT III, Inc. (“we,” the “Company,” “our,” or “us”) was formed as a Maryland corporation on April 15, 2016, and elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We intend to invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers primarily leased to a mix of creditworthy national and regional retailers selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities.
We completed a private placement offering of shares of Class A common stock on a “reasonable best efforts” basis to accredited investors and ceased offering Class A shares in the private offering during the first quarter of 2018. During the private placement offering, we raised $57.7 million in gross offering proceeds from the issuance of 5.9 million Class A shares, including amounts of distributions reinvested through the distribution reinvestment plan (the “DRIP”).
Pursuant to our Registration Statement on Form S-11 (SEC Registration No. 333-217924), as amended (“Registration Statement”), declared effective on May 8, 2018, we are offering to the public (“Public Offering”) (i) $1.5 billion in shares of common stock in the primary offering, consisting of two classes of shares, Class T and Class I, at purchase prices of $10.42 per share and $10.00 per share, respectively, with discounts available to some categories of investors with respect to Class T shares (“Primary Offering”), and (ii) $0.2 billion in Class A, Class T, and Class I shares of our common stock pursuant to the DRIP at a price of $9.80 per share. For more detail on the DRIP, see Note 8. We reserve the right to reallocate shares between the Primary Offering and the DRIP. As of December 31, 2018, we had raised $0.3 million and $1.0 million in gross offering proceeds in the Public Offering from the issuance of Class I shares and Class T shares, respectively, inclusive of the DRIP, as well as $0.9 million in gross offering proceeds from the issuance of Class A shares pursuant to the DRIP.
We have retained Griffin Capital Securities, LLC (“Dealer Manager”) to serve as the dealer manager of the Public Offering. The Dealer Manager is responsible for marketing our shares in the Public Offering. Our advisor is PECO-Griffin REIT Advisor, LLC (the “Advisor”), a limited liability company that was formed in the State of Delaware and that is jointly owned indirectly by Phillips Edison & Company, Inc. (“Phillips Edison sponsor”) and Griffin Capital Company, LLC (“Griffin sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day operations and our portfolio of real estate investments and provides asset management, marketing, investor relations, and other administrative services on our behalf, subject to the supervision of our Board of Directors.
In November 2018, we entered into a joint venture (the “Joint Venture”) with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”), to create Grocery Retail Partners II LLC (“GRP II”). We contributed our ownership interests in three properties to the Joint Venture in exchange for $41.3 million in cash and a 10% ownership interest in the Joint Venture, and Northwestern Mutual made an initial capital contribution to the joint venture of $42.6 million in cash in exchange for a 90% ownership interest in the Joint Venture (see Note 3).
As of December 31, 2018, we owned fee simple interests in two real estate properties, comprising 0.2 million square feet, acquired from third parties unaffiliated with us or Phillips Edison & Company, Inc. (“PECO”), as well as an equity interest in three properties through the Joint Venture, which comprise 0.3 million square feet. Subsequent to December 31, 2018, we acquired one property comprising 0.1 million square feet.
Segment Data
We currently view our company as one reportable segment. Accordingly, we did not report any other segment disclosures in 2018.
Tax Status
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the tax year ended December 31, 2017. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at applicable corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, and to federal income and excise taxes on our undistributed income.
Competition
We are subject to significant competition in seeking real estate investments and tenants, as well as in seeking to raise capital. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and potentially have significant competitive advantages that result from, among other things, increased access to capital, lower cost of capital, and enhanced operating efficiencies.

Employees
We do not have any employees. In addition, all of our executive officers are also officers of our Phillips Edison sponsor or one or more of its affiliates and are compensated by those entities, in part, for their service rendered to us. We do not separately compensate our executive officers for their service as officers.
Environmental Matters
As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with federal, state and local environmental laws has not had a material, adverse effect on our business, assets, results of operations, financial condition or ability to pay distributions, and we do not believe that our existing portfolio will require us to incur material expenditures to comply with these laws and regulations.
Access to Company Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy and Information statements, and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The contents of our website are not incorporated by reference.
We make available the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports on our website, www.grocerycenterreit3.com, free of charge. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

ITEM 1A. RISK FACTORS
Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Real Estate Investments
As of December 31, 2018, we wholly-owned two properties, acquired from third parties unaffiliated with us or PECO, and subsequent to December 31, 2018, we acquired one property. In addition, we owned a 10% equity interest in GRP II, which owned three properties as of December 31, 2018 (see Note 3). For additional portfolio information, refer to Schedule III - Real Estate Assets and Accumulated Depreciation herein.
The following table lists our wholly-owned properties as well as those properties in which we have an ownership interest through our investment in GRP II, as well as the property purchased subsequent to December 31, 2018:

Property Name	Location	Owned %	Anchor Tenant	Date Acquired	Rentable Square Feet	% of Rentable Square Feet Leased
Orange Grove Shopping Center	North Ft. Myers, FL	100%	Publix	12/1/2017	68,865	89.1%
Sudbury Crossing	Sudbury, MA	100%	T.J. Maxx(1)	7/24/2018	89,952	97.6%
Publix at St. Cloud	St. Cloud, FL	10%	Publix	11/9/2018	78,779	94.9%
Rolling Meadows Shopping Center	Rolling Meadows, IL	10%	Jewel-Osco	11/9/2018	134,012	95.2%
Albertville Crossing	Albertville, MN	10%	Coborn's	11/9/2018	99,013	89.6%
Ashburn Farm Market Center	Ashburn, VA	100%	Ahold Delhaize	1/11/2019	91,905	98.3%
(1) We do no not own the portion of the shopping center that contains the grocery anchor, which is Sudbury Farms (Roche Bros.).
Lease Expirations
The following chart shows, on an aggregate basis, all of the scheduled lease expirations after December 31, 2018, for each of the next ten years and thereafter for our two properties, as well as the property purchased subsequent to December 31, 2018, and the pro rata share of the three properties owned by GRP II. The following chart also shows the leased square feet and annual base rent (“ABR”) represented by the applicable lease expiration year:
Subsequent to December 31, 2018, we renewed approximately 3,359 total square feet and $0.1 million of total ABR of the expiring leases, inclusive of our pro rata share related to GRP II. We have one anchor tenant lease wherein the current term is due to expire at the end of 2019. There are multiple extension options in the existing lease agreement.

Portfolio Tenancy
Prior to the acquisition of a property, we assess the suitability of the anchor tenant and other tenants in light of our principal investment objectives, namely, preserving capital, providing stable cash flows for distributions, realizing growth in value of our assets upon sale of such assets, and providing our investors with the potential for future liquidity. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the shopping center, as well as location-specific factors, such as the store’s sales, local competition, and demographics. When assessing the tenancy of the non-anchor space at the shopping center, we consider the tenant mix at each shopping center in light of our portfolio, the proportion of national and national franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals.
The following charts present the composition of our portfolio, including the pro rata share of the three properties from GRP II, by tenant type as of December 31, 2018 (January 11, 2019 for the property acquisition that subsequently occurred):
The following charts present the composition of our portfolio, including the pro rata share of the three properties from GRP II, by tenant industry as of December 31, 2018 (January 11, 2019 for the property acquisition that subsequently occurred):

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. We are not currently involved in any legal proceedings in which we are not covered by our liability insurance or the outcome is reasonably likely to have a material impact on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

w PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 1, 2019, Phillips Edison Grocery Center REIT III, Inc. (“we,” the “Company,” “our,” or “us”) had 6.3 million shares of Class A common stock, 0.2 million shares of Class T common stock, and 0.1 million shares of Class I common stock outstanding held by a total of 594, 38, and 16 stockholders of record, respectively. The number of stockholders is based on the records of our registrar and transfer agent. Our common stock is not currently traded on any exchange, and there is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
Market Information
On May 8, 2018, our Registration Statement on Form S-11 (File No. 333-217924) was declared effective under the Securities and Exchange Act of 1934, covering a public offering of up to $1.5 billion in our primary offering (“Primary Offering”), consisting of two classes of shares: Class T shares at a price of $10.42 per share and Class I shares at $10.00 per share. Class T shares have discounts available to certain categories of purchasers. We are also offering up to $200 million in shares of Class A, Class T, and Class I common stock under our Distribution Reinvestment Plan (“DRIP”). We commenced our public offering on May 8, 2018, upon retaining Griffin Capital Securities, LLC (the “Dealer Manager”), an affiliate of PECO-Griffin REIT Advisor, LLC (the “Advisor”) and Griffin Capital Company, LLC, as our dealer manager. We expect to sell the shares registered in our Primary Offering over a two-year period. Under rules promulgated by the Securities and Exchange Commission (“SEC”), in some instances we may extend the Primary Offering beyond that date. We may sell shares under the DRIP beyond the termination of the Primary Offering until we have sold all of the shares under the plan. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares. The holders of all classes of common stock are entitled to one vote per share on all matters voted on by stockholders. See Note 8 for more detail.
As of December 31, 2018, we had raised $0.3 million and $1.0 million in gross offering proceeds from the issuance of Class I shares and Class T shares, respectively, inclusive of the DRIP, as well as $0.9 million in gross offering proceeds from the issuance of Class A shares pursuant to the DRIP, through the public offering.
Valuation Methodologies
We set the Primary Offering prices of our Class T and Class I shares arbitrarily. The Primary Offering prices of our shares bear no relationship to the book or net asset values of our assets or to any other established criteria for valuing shares. We intend to provide an estimated net asset valuation (“NAV”) per share report no later than the 150th day following the second anniversary of the date we commenced the Primary Offering. In determining our NAV per share, we intend to follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly Investment Program Association) in April 2013. Once we announce a NAV per share, we generally expect to update the NAV per share annually.
Until we report a NAV, we intend to use the Primary Offering price as adjusted for selling commissions, the dealer manager fee, additional underwriting compensation, and our organization and offering expenses as our estimated value per share. This is the net investment amount of our shares as based on the “amount available for investment/net investment amount” percentages shown in the estimated use of proceeds table included in the prospectus for the Primary Offering. The estimated value of a share of our Class T and Class I common stock is $10.00 per share as of December 31, 2018. This initial report value will likely differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of our company because (i) there is no public trading market for the shares of our common stock at this time; (ii) the estimated value will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets; (iii) the estimated value will not take into account how market fluctuations affect the value of our investments; and (iv) the estimated value will not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
Use of Offering Proceeds
As of December 31, 2018, selling commissions, dealer manager fees, and other offering costs in connection with our Public Offering were incurred in the amounts set forth below. We paid selling commissions, and we and our Advisor paid dealer manager fees to our Dealer Manager. Our Dealer Manager reallowed all or a portion of selling commissions and dealer manager fees to participating broker-dealers.
The following table summarizes certain information about the offering proceeds from the Primary Offering as of December 31, 2018 (in thousands):

	Class I	Class T	Total
Primary Offering proceeds:
Shares sold	29	98	127
Gross offering proceeds	$287	$1,023	$1,310
Selling commissions and dealer manager fees	—	(61)	(61)
Net offering proceeds(1)	$287	$962	$1,249

(1)
In addition, our advisor paid $2.2 million in organization and offering costs and approximately $21,000 in dealer manager fees and may recoup these amounts via the contingent advisor payment pursuant to our advisory agreement.

In addition to the amounts above, as of December 31, 2018, we have accrued approximately $40,000 in stockholder servicing fees, which are not included in the table because these fees are not paid from offering proceeds.
We primarily used the net proceeds from the Primary Offering toward the acquisition of real estate properties. As of December 31, 2018, we have used the net proceeds from our offerings, combined with debt financing, to purchase $32.6 million in real estate and real estate-related investments.
Distribution Reinvestment Plan
We have adopted a DRIP that allows stockholders to reinvest cash distributions in additional shares of our common stock at a price equal to $9.80 per share. Shares of common stock issued through the DRIP are not subject to selling commissions, dealer manager fees, or accrued stockholder servicing fees. Prior to the commencement of the Public Offering in May 2018, the DRIP price was $9.50 per share. For the year ended December 31, 2018, we issued 153,221 shares of Class A shares, 118 shares of Class T shares, and 45 shares of Class I shares of common stock through the DRIP, resulting in proceeds of $1.5 million, $1,154, and $444, respectively. In the aggregate, we issued 0.2 million shares of common stock through the DRIP for proceeds of approximately $1.5 million.
Distribution Information
We pay distributions based on daily record dates, payable monthly in arrears. During the years ended December 31, 2018 and 2017, our Board of Directors authorized distributions based on daily record dates for each day during the period from January 1 through December 31, 2018 and 2017. The authorized distributions for 2018 and 2017 were equal to a daily amount of $0.00164384 per share of common stock, or $0.60 per share on an annual basis. During the private offering, our Board of Directors declared and issued stock dividends in the daily amount of 0.0004901961 shares of Class A common stock per share to Class A stockholders of record during the period from December 1, 2016 through February 28, 2018. We are no longer issuing any such stock dividends to our Class A stockholders. Cash distributions are paid to stockholders of record based on the number of daily shares owned by each stockholder during the period covered by the declaration. Such distributions are issued on the first business day after the end of each month.
We expect to continue to authorize distributions based on daily record dates and expect to pay distributions on a monthly basis. We expect to pay distributions monthly and continue paying distributions monthly (subject to Board authorization) unless our results of operations, our general financial condition, general economic conditions or other factors make it imprudent to do so. The timing and amount of distributions will be determined by our Board of Directors, in its sole discretion; the timing and amount of distributions may vary from time to time, and will be influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code. We do not expect our Board of Directors to issue additional stock dividends.
We expect to have little, if any, funds from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital in our public offering (and possibly future offerings) more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or funds from operations, in which case distributions may be paid from debt financing or offering proceeds. Further, because we may receive income at various times during our fiscal year and because we may need funds from operations during a particular period to fund expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of funds that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we also expect to look to third-party borrowings or offering proceeds to fund our distributions. We may also fund such distributions from advances from our sponsors or from any deferral or waiver of fees by our Advisor. During the early stages of our operations, we will likely fund distributions from sources that will be categorized as return of capital.
Distributions were paid subsequent to December 31, 2018, to the stockholders of record from December 2018 through February 2019 as follows (in thousands):

Distribution Period	Record Date	Date Distribution Paid	Gross Amount of Distribution Paid	DRIP	Net Cash Distribution
December 1, 2018 through December 31, 2018	12/31/2018	1/2/2019	$333	$129	$204
January 1, 2019 through January 31, 2019	1/31/2019	2/1/2019	336	123	213
February 1, 2019 through February 28, 2019	2/28/2019	3/1/2019	306	112	194
All cash distributions paid for the year ended December 31, 2018, have been funded by a combination of cash generated through borrowings and offering proceeds.
Unregistered Sales of Equity Securities
During the year ended December 31, 2018, all sales of equity securities that were not registered under the Securities Act were previously reported in our quarterly reports on Form 10-Q.
Share Repurchase Program (“SRP”)
Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased. The following summarizes the SRP restrictions and limitations:

•
Unless the shares are being repurchased in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence,” we may not repurchase shares unless the stockholder has held the shares for one year.

•	During any calendar year, we may repurchase no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to repurchase shares if the repurchase would violate the law, such as (i) the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency, (ii) restrictions on repurchases when we are in possession of material favorable nonpublic information, or (iii) restrictions on repurchases during an issuer self-tender offer.

•
The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the period consisting of the preceding four fiscal quarters, less any cash already used for repurchases since the beginning of the same period; however, subject to the limitations described above, we may use other sources of cash at the discretion of our Board of Directors. Certain limitations do not apply to shares repurchased due to a stockholder’s death, “qualifying disability,” or “determination of incompetence.”

•
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions are eligible to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP.

•	Our Board of Directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase.
A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase, except that the minimum number of shares presented for repurchase must be at least 25% of the holder’s shares (subject to certain exceptions). Prior to our calculation of NAV, the price per share that we will pay to repurchase shares of our common stock, in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock, will be as follows:

•	For those shares held by the redeeming stockholder for at least one year, the lesser of: (i) 90.0% of the price paid to acquire the shares from us or (ii) 90.0% of the applicable NAV per share;

•	For those shares held by the redeeming stockholder for at least two years, the lesser of: (i) 95.0% of the price paid to acquire the shares from us or (ii) 95.0% of the applicable NAV per share;

•	For those shares held by the redeeming stockholder for at least three years the lesser of: (i) 97.5% of the price paid to acquire the shares from us or (ii) 97.5% of the applicable NAV per share; and

•	For those shares held by the redeeming stockholder for at least four years, the lesser of: (i) 100% of the price paid to acquire the shares from us or (ii) 100% of the applicable NAV per share.
The terms of our SRP are different with respect to repurchases sought upon a stockholder’s death, “determination of incompetence” or “qualifying disability:”

•	There is no one-year holding requirement; and

•	The repurchase price is the lesser of the price paid to acquire the shares and the then current NAV per share.
Once our NAV is declared, the repurchase price per share will be the lesser of the price paid to acquire the share and the then-current NAV per share.
Our Board of Directors may amend, suspend, or terminate the SRP upon 30 days’ notice. We may provide notice by including such information (a) in a current report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or
(b) in a separate mailing to the stockholders.
We did not repurchase any of our securities during the quarter or year ended December 31, 2018. Subsequent to December 31, 2018, we repurchased $1.8 million of our securities.

ITEM 6. SELECTED FINANCIAL DATA
Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.
Overview
Organization—We were formed on April 15, 2016, and have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2017.
We completed a private placement offering of shares of Class A common stock on a “reasonable best efforts” basis to accredited investors. We ceased the private offering during the first quarter of 2018. Pursuant to our Registration Statement on Form S-11 (SEC Registration No. 333-217924), as amended (“Registration Statement”), declared effective on May 8, 2018, we are offering to the public (“Public Offering”) (i) $1.5 billion in shares of common stock in the primary offering, consisting of two classes of shares, Class T and Class I, at purchase prices of $10.42 per share and $10.00 per share, respectively, with discounts available to some categories of investors with respect to Class T shares (“Primary Offering”), and (ii) $0.2 billion in Class A, Class T, and Class I shares of our common stock pursuant to the distribution reinvestment plan (“DRIP”) at a price of $9.80 per share. Griffin Capital Securities, LLC (“Dealer Manager”) is responsible for marketing our shares in the Public Offering.
We intend to invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers primarily leased to a mix of national and regional creditworthy tenants selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. As of December 31, 2018, we wholly owned two real estate properties acquired from third parties unaffiliated with us or our Advisor.
Joint Venture with Northwestern Mutual—On November 9, 2018, we entered into a joint venture (“Joint Venture”) with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”). We contributed our ownership interests in three properties to the Joint Venture in exchange for $41.3 million in cash and a 10% ownership interest in the Joint Venture, and Northwestern Mutual made an initial capital contribution to the Joint Venture equal to $42.6 million in cash in exchange for a 90% ownership interest in the Joint Venture (see Note 3).
Equity Raise Activity—During the private placement offering, we raised $57.7 million in gross offering proceeds from the issuance of 5.9 million Class A shares, inclusive of the DRIP. As of December 31, 2018, through the Public Offering we had raised approximately $0.3 million and $1.0 million in gross offering proceeds from the issuance of Class I and Class T shares, respectively, inclusive of the DRIP, as well as $0.9 million in gross offering proceeds from the issuance of Class A shares pursuant to the DRIP.
Portfolio—Below are statistical highlights of our wholly-owned portfolio:

As of December 31, 2018
Number of properties	2
Number of states	2
Total square feet (in thousands)	159
Leased % of rentable square feet	93.9%
Average remaining lease term (in years)(1)	2.7

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.

Critical Accounting Policies and Estimates
Below is a discussion of our critical accounting policies and estimates. Our accounting policies have been established to conform with the U.S. Generally Accepted Accounting Principles (“GAAP”). We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
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
Valuation of Real Estate, Investments, and Related Intangible Assets—We monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may be impaired. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may be greater than fair value, we will assess the recoverability, considering recent operating results, expected net operating cash flow, and plans for future operations. If, based on this analysis of undiscounted cash flows, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets as defined by Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. Particular examples of events and changes in circumstances that could indicate potential impairments are significant decreases in occupancy, rental income, operating income, and market values.
We periodically review our investment in our unconsolidated joint venture for evidence of impairment. If our review indicates that impairment exists, we analyze the decline in the value of the investment to determine if the impairment is other-than-temporary. If we determine that the impairment is other-than-temporary, we would record an impairment. If we determine that there is no impairment, or that there is an impairment but it is a temporary impairment, we do not adjust the carrying value of the investment. We did not record any impairment on our investment in unconsolidated joint venture for the year ended December 31, 2018.

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
Effective January 1, 2018, we adopted the guidance of ASC Topic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to non-customers of non-financial assets, or in substance, nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a non-financial asset as defined by ASC 610-20. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
Impact of Recently Issued Accounting Pronouncements—Refer to Note 2 for discussion of the impact of recently issued accounting pronouncements.
Results of Operations
As of January 1, 2017, we owned one property. We acquired two properties in each of 2017 and 2018, and in November 2018, we contributed three properties to the Joint Venture. As a result, we have not owned any properties for the entirety of both comparative periods. Unless otherwise discussed below, the year-over-year comparative differences for the years ended December 31, 2018, 2017, and 2016 are almost entirely attributable to the number of properties owned and the length of ownership of these properties. Due to the acquisition activity and contribution of properties to the Joint Venture in November 2018, our 2018 results are not expected to be indicative of our 2019 results.
Summary of Operating Activities for the Years Ended December 31, 2018 and 2017
(in thousands, except per share amounts)

	2018	2017	Favorable (Unfavorable) Change
Operating Data:
Total revenues	$6,305	$1,558	$4,747
Property operating	(1,102)	(277)	(825)
Real estate taxes	(1,392)	(208)	(1,184)
General and administrative	(1,824)	(1,130)	(694)
Depreciation and amortization	(2,674)	(655)	(2,019)
Interest expense, net	(2,187)	(1,157)	(1,030)
Gain on contribution of property	2,293	—	2,293
Other expense, net	(670)	—	(670)
Net loss attributable to stockholders	$(1,251)	$(1,869)	$618

Net loss per share—basic and diluted	$(0.20)	$(1.02)	$0.82
Total revenues—The $4.7 million increase in total revenues was primarily related to the properties acquired in the fourth quarter of 2017 and during 2018. In 2018, we renewed eight leases with a weighted-average term of 3.6 years and $0.5 million of annual rent, which was a 6.9% increase over the previous leases.
General and administrative—The $0.7 million increase in general and administrative expenses was primarily attributable to a $0.3 million increase in accounting, Board of Directors, and travel costs associated with the administration of the fund since entering the Public Offering. The remaining $0.4 million increase was due to higher asset management fees paid as a result of the additional properties acquired in 2017 and 2018.
Interest expense, net—Of the $1.0 million increase in interest expense, $0.6 million was related to the write off of deferred financing expenses as a result of reducing the capacity of our revolving credit facility in November 2018. This will result in the reduction of our unused loan fee going forward. The remaining $0.4 million is primarily a result of additional borrowings utilized for property acquisitions, as well as the associated fees for the revolving credit facility.
Gain on contribution of property—The $2.3 million gain on contribution of property was attributable to the contribution of three properties to the Joint Venture.
Other expense, net—A majority of the change in other expense, net is related to transaction expenses pertaining to the Joint Venture.
Summary of Operating Activities for the Periods Ended December 31, 2017 and 2016
(in thousands, except per share amounts)

	2017	2016	Favorable (Unfavorable) Change
Operating Data:
Total revenues	$1,558	$47	$1,511
Property operating	(277)	(7)	(270)
Real estate taxes	(208)	(5)	(203)
General and administrative	(1,130)	(154)	(976)
Depreciation and amortization	(655)	(19)	(636)
Interest expense, net	(1,157)	(12)	(1,145)
Net loss attributable to stockholders	$(1,869)	$(150)	$(1,719)

Net loss per share—basic and diluted	$(1.02)	$(2.00)	$0.98
Total revenues—The $1.5 million increase in total revenues is solely related to the acquisition of two properties in 2017. Our first property was acquired in December 2016.
General and administrative—Approximately $0.7 million of the increase is attributable to legal, accounting, Board of Directors, and travel costs associated with administration of the fund. The remaining $0.2 million is due to an increase in management fees generated by owning more properties.
Interest expense, net—The majority of the increase in the interest expense is related to the amortization of loan closing costs and interest and fees incurred on borrowings on the revolving credit facility that we entered into in March 2017.

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
The table below is a comparison of NOI for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017	$ Change
Revenues:
Rental income(1)	$4,193	$1,126	$3,067
Tenant recovery income	1,932	366	1,566
Other property income	24	6	18
Total revenues	6,149	1,498	4,651
Operating Expenses:
Property operating expenses	1,102	277	825
Real estate taxes	1,392	208	1,184
Total operating expenses	2,494	485	2,009
Total NOI	$3,655	$1,013	$2,642

(1)	Excludes non-cash rental income adjustments related to straight-line rental income and amortization of above- and below-market leases.

Below is a reconciliation of net loss to NOI for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net loss	$(1,251)	$(1,869)
Adjusted to exclude:
Non-cash rental income adjustments	(156)	(60)
General and administrative expenses	1,824	1,130
Depreciation and amortization	2,674	655
Interest expense, net	2,187	1,157
Other income, net	(1,623)	—
NOI	$3,655	$1,013

Funds from Operations and Modified Funds from Operations—Funds from Operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss) attributable to common stockholders computed in accordance with GAAP, excluding gains (or losses) from sales of property and gains (or losses) from change in control, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.
Modified Funds from Operations (“MFFO”) is an additional non-GAAP performance financial measure used by us as FFO includes certain non-comparable items that affect our performance over time. We believe that MFFO is helpful in assisting management and investors with the assessment of the sustainability of operating performance in future periods. Neither FFO nor MFFO should be considered as an alternative to net income (loss) or income (loss) from continuing operations under GAAP, nor as an indication of our liquidity, nor is either of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions. MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate our business plan in the manner currently contemplated.
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

The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts):

	2018	2017	2016
Calculation of FFO
Net loss	$(1,251)	$(1,869)	$(150)
Adjustments:
Depreciation and amortization of real estate assets	2,674	655	19
Gain on contribution of property to unconsolidated Joint Venture	(2,293)	—	—
Depreciation and amortization related to unconsolidated Joint Venture	38	—	—
FFO	$(832)	$(1,214)	$(131)
Calculation of MFFO
FFO	$(832)	$(1,214)	$(131)
Adjustments:
Non-cash rental income adjustments	(156)	(60)	(2)
Write-off of unamortized deferred financing expenses	627	—	—
Transaction and acquisition expenses	717	79	4
Adjustments related to unconsolidated Joint Venture	(2)	—	—
MFFO	$354	$(1,195)	$(129)

Earnings per common share
Weighted-average common shares outstanding - basic & diluted	6,197	1,832	75
Net loss per share - basic and diluted	$(0.20)	$(1.02)	$(2.00)
FFO per share - basic and diluted	$(0.13)	$(0.66)	$(1.75)
MFFO per share - basic and diluted	$0.06	$(0.65)	$(1.72)
Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	investments in real estate;

•	capital expenditures and leasing costs;

•	cash distributions to stockholders; and

•	interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:

•	proceeds from our Public Offering;

•	distributions received from Grocery Retail Partners II LLC (“GRP II”);

•	proceeds from our unsecured revolving credit facility;

•	reinvested distributions;

•	available, unrestricted cash and cash equivalents; and

•	operating cash flows.
As of December 31, 2018, we had cash and cash equivalents of $11.5 million. During the year ended December 31, 2018, we had a net cash increase of $8.8 million, primarily resulting from our contribution of three properties to GRP II.
Below is a summary of our cash flow activity for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017	(Unfavorable) Favorable Change
Net cash used in operating activities	$(1,282)	$(286)	$(996)
Net cash provided by (used in) investing activities	6,062	(26,634)	32,696
Net cash provided by financing activities	4,042	28,789	(24,747)
Operating Activities—Our net cash used in operating activities was primarily impacted by the following:

•
Property operations—Most of our operating cash comes from rental and tenant recovery income, and is offset by property operating expenses, real estate taxes, and general and administrative costs. Our change in cash flows from property operations primarily results from owning a larger portfolio year-over-year, and is expected to increase as we continue to acquire new properties.

•	Cash paid for interest—During the year ended December 31, 2018, we paid $1.1 million for interest, an increase of $0.6 million over the same period in 2017.

•	Working capital—Our working capital changes over the same period in 2017 are largely a result of owning four additional properties throughout a majority of 2018.
Investing Activities—Our net cash provided by (used in) investing activities was primarily impacted by the following:

•
Real estate acquisitions—During the year ended December 31, 2018, we had a total cash outlay of $32.6 million related to the acquisition of two grocery-anchored shopping centers. During the same period in 2017, we also acquired two grocery-anchored shopping centers for a total cash investment of $26.6 million, resulting in an increase in our cash paid for acquisitions in 2018 compared to 2017.

•
Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties. During the year ended December 31, 2018, cash used for capital expenditures increased by $2.1 million over the same period in 2017, largely due to acquiring additional properties after December 31, 2017.

•
Distribution from unconsolidated joint venture—In conjunction with the contribution of three properties to the Joint Venture in November 2018, we received a distribution of approximately $40.9 million with an additional $0.4 million distribution receivable. We anticipate using the remaining cash from our distribution to fund future acquisitions of real estate assets. Subsequent to December 31, 2018, we purchased a property for $31.7 million.

Financing Activities—Net cash provided by financing activities was primarily impacted by the following:

•
Issuance of common stock and payment of offering costs—We ceased offering Class A shares in the private offering during the first quarter of 2018. In May 2018, we began offering Class T and Class I shares to the public in the Primary Offering. During the year ended December 31, 2018, our proceeds from issuing common stock decreased by $20.4 million over the same period in 2017, offset by a $1.9 million decrease in our payments for offering costs related to selling commissions and dealer manager fees.

•
Debt borrowings/payments and related deferred financing expenses—During the year ended December 31, 2018, we paid off the outstanding balance on our revolving credit facility using a portion of the distribution from the contribution of three properties to the Joint Venture and reduced the maximum borrowing capacity. In 2017 we paid $2.2 million in loan closing costs related to our revolving credit facility. As of December 31, 2018, the maximum capacity of our revolving credit facility was $125 million, but is subject to covenant-based restrictions. The amount available for borrowings as of December 31, 2018 was $15.8 million.

•
Cash distributions paid to stockholders—As a result of issuing additional shares of common stock, cash used for distributions increased $1.5 million during the year ended December 31, 2018, when compared to the same period in 2017.

Activity related to distributions to our stockholders for the years ended December 31, 2018 and 2017, is as follows (in thousands):

	2018	2017
Gross distributions paid	$3,601	$908
Distributions reinvested through DRIP	1,482	308
Net cash distributions	$2,119	$600
Net loss	$(1,251)	$(1,869)
Net cash used in operating activities	$(1,282)	$(286)
FFO(1)	$(832)	$(1,214)

(1) See Non-GAAP Measures above, for the definition of FFO, information regarding why we present FFO, as well as for a reconciliation of this non-GAAP financial measure to net loss on the consolidated statements of operations.
All cash distributions paid during the years ended December 31, 2018 and 2017, have been funded by a combination of cash generated through borrowings and offering proceeds.
We expect to pay distributions monthly unless our results of operations, our general financial condition, general economic conditions or other factors, as determined by the Board, make it imprudent to do so. The timing and amount of distributions is determined by our board and is influenced in part by our intention to comply with REIT requirements of the Internal Revenue Code. Thus far, our distributions have been a 100% return of capital.
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
We have not established a minimum distribution level, and our charter does not require that our Board of Directors declares distributions to our stockholders.
Contractual Commitments and Contingencies
As of December 31, 2018, we have an unsecured revolving credit facility with a maximum borrowing capacity of $125 million, but is subject to covenant-based restrictions. The amount available for borrowings as of December 31, 2018, is $15.8 million, with a maturity date of March 30, 2021. As of December 31, 2018, we do not have any debt outstanding on this revolving credit facility, nor are our properties secured by mortgage debt. As a result, we had no principal or interest obligations as of December 31, 2018, but may draw on the revolver at any time.
Our unsecured revolving credit facility contains certain covenants and restrictions. The following is a list of certain restrictive covenants that we deemed significant:

•	the ratio of debt to total asset value, as defined, is limited to 60% or 65% for four consecutive periods following a material acquisition; and

•	the fixed charge ratio, as defined, must be 1.5 to 1 or greater.
As of December 31, 2018, we were in compliance with the restrictive covenants of our outstanding debt obligation. We expect to continue to meet the requirements of our debt covenants over the short- and long-term.

Inflation
Inflation has been low historically and has had minimal impact on the operating performance of our shopping centers; however, inflation can increase in the future. Certain of our leases contain provisions designed to mitigate the adverse effect of inflation, including rent escalations and requirements for tenants to pay their allocable share of operating expenses, including common area maintenance, utilities, real estate taxes, insurance, and certain capital expenditures. Additionally, many of our leases are for terms of less than ten years, which allows us to target increased rents to current market rates upon renewal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Consolidated Financial Statements at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM  9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting.
During the year ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Advisory Agreement
On March 12, 2019, we entered into an amendment to the Advisory Agreement to be effective as of May 8, 2019 to renew the term of the Advisory Agreement for an additional one-year term on the same terms and conditions as previously in effect. The Advisory Agreement, as amended, will terminate on May 8, 2020.
Chief Financial Officer Transition
On March 12, 2019, Phillips Edison & Company, Inc., our Phillips Edison sponsor (“PECO”), announced the promotion of Devin I. Murphy, PECO’s current chief financial officer, to president of PECO effective August 15, 2019. John P. Caulfield, PECO’s current senior vice president of finance, will be appointed as PECO’s chief financial officer, effective August 15, 2019. Mr. Caulfield also will be appointed as our chief financial officer, effective August 15, 2019.
There are no arrangements or understandings between Mr. Caulfield and any other persons pursuant to which Mr. Caulfield will be appointed. Mr. Caulfield does not have any family relationships subject to disclosure under Item 401(d) of Regulation S-K or any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
John P. Caulfield, age 38, has served as senior vice president of finance of our Phillips Edison sponsor since January 2016, with responsibility for financial planning and analysis, budgeting and forecasting, risk management, and investor relations. He joined Phillips Edison in March 2014 as vice president of treasury and investor relations. Prior to joining, Mr. Caulfield served as vice president of treasurer and investor relations with CyrusOne Inc. from February 2012 to March 2014 where he played a key role in the company’s successful spinoff and IPO from Cincinnati Bell; the establishment of its capital structure and treasury function; and creation, positioning, and strategy of messaging and communications with investors and research analysts. Prior to that, he spent seven years with Cincinnati Bell, holding various positions in treasury, finance and accounting, including assistant treasurer and director of investor relations. Mr. Caulfield has a bachelor’s degree in accounting and a master’s in business administration from Xavier University and is a certified public accountant.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item not otherwise set forth below is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019, and is hereby incorporated by reference into this Form 10-K.
Executive Officers
Below is certain information about our executive officers.

Name	Position(s)	Age*
Jeffrey S. Edison	Chair of the Board of Directors and Chief Executive Officer	58
Devin I. Murphy	Chief Financial Officer, Treasurer, and Secretary	59
R. Mark Addy	President and Chief Operating Officer	56
Jennifer L. Robison	Chief Accounting Officer	42
* Age as of the date of this filing.
Jeffrey S. Edison—Mr. Edison has served as the chairman of the board and chief executive officer since April 2016. He has served as chairman of the board, chief executive officer, and president of Phillips Edison & Company, Inc. (“PECO”) since October 2017. Prior to that he served as chairman or co-chairman of the board and chief executive officer of PECO since December 2009. He previously served as chairman of the board and chief executive officer of Phillips Edison Grocery Center REIT II, Inc. (“REIT II”) from 2013 to November 2018. Mr. Edison co-founded Phillips Edison Limited Partnership and has served as a principal of Phillips Edison since 1995. Before founding Phillips Edison, from 1991 to 1995, Mr. Edison was a senior vice president from 1993 until 1995 and was a vice president from 1991 until 1993 at Nations Bank’s South Charles Realty Corporation. From 1987 until 1990, Mr. Edison was employed by Morgan Stanley Realty Incorporated and was employed by The Taubman Company from 1984 to 1987. Mr. Edison holds a master’s degree in business administration from Harvard Business School and a bachelor’s degree in mathematics and economics from Colgate University.
Devin I. Murphy—Mr. Murphy has served as our chief financial officer, treasurer, and secretary since April 2016. He has served as the chief financial officer and treasurer of PECO since August 2013. Prior to that he served as PECO’s principal and chief financial officer from June 2013 when he jointed PECO to August 2013. He previously served chief financial officer, treasurer and secretary of REIT II from 2013 to November 2018. From November 2009 to June 2013, he served as vice chairman of investment banking at Morgan Stanley. He began his real estate career in 1986 when he joined the real estate group at Morgan Stanley as an associate. Prior to rejoining Morgan Stanley in June 2009, Mr. Murphy was a managing partner of Coventry Real Estate Advisors, a real estate private equity firm founded in 1998 which sponsors a series of institutional investment funds that acquire and develop retail properties. Prior to joining Coventry in March 2008, from February 2004 until November 2007, Mr. Murphy served as global head of real estate investment banking for Deutsche Bank Securities, Inc. At Deutsche Bank, Mr. Murphy ran a team of over 100 professionals located in eight offices in the United States, Europe and Asia. Prior to joining Deutsche Bank, Mr. Murphy was with Morgan Stanley for 15 years. He held a number of senior positions at Morgan Stanley including co-head of United States real estate investment banking and head of the private capital markets group. Mr. Murphy served on the investment committee of the Morgan Stanley Real Estate Funds from 1994 until his departure in 2004. Mr. Murphy serves as an advisory director for Hawkeye Partners, a real estate private equity firm headquartered in Austin, Texas and is a director of CoreCivic, a New York Stock Exchange listed REIT. Mr. Murphy received a master’s of business administration degree from the University of Michigan and a bachelor of arts degree with honors from the College of William and Mary. He is a member of the Urban Land Institute, the Pension Real Estate Association and the National Association of Real Estate Investment Trusts.
R. Mark Addy—Mr. Addy has served as our president and chief operating officer since April 2016 and previously served as president and chief operating officer of REIT II from 2013 to November 2018. Mr. Addy has served as executive vice president of PECO since October 2017. He previously served as PECO’s president or co-president from 2010 to October 2017 and as chief operating officer of PECO from 2004 to 2010. Prior to that he served as a senior vice president from 2002 until 2004. Prior to joining Phillips Edison, Mr. Addy practiced law with Santen & Hughes in the areas of commercial real estate, financing and leasing, mergers and acquisitions, and general corporate law from 1987 until 2002. Mr. Addy was the youngest law partner in the 50-year history of Santen & Hughes, and served as president of Santen & Hughes from 1996 through 2002. While at Santen & Hughes, he represented Phillips Edison from its inception in 1991 to 2002. Mr. Addy received his law degree from the University of Toledo and his bachelor’s degree in environmental science and chemistry from Bowling Green State University.
Jennifer L. Robison—Ms. Robison has served as our chief accounting officer since April 2016. Ms. Robison has also served as the chief accounting officer and senior vice president of PECO since July 2014 and was previously the chief accounting officer of REIT II from 2015 to November 2018. From February 2005 to July 2014, Ms. Robison served as Vice President, Financial Reporting at Ventas, Inc., an S&P 500 company and one of the 10 largest equity REITs in the country. Prior to her time at Ventas, Ms. Robison served as an audit manager at Mountjoy Chilton Medley LLP from September 2003 to February 2005. Ms. Robison began her career at Ernst & Young LLP, serving most recently as assurance manager, and was an employee there from February 1996 to September 2003. She received a bachelor of arts in accounting from Bellarmine University in May 1999. Ms. Robison is a certified public accountant and a member of the American Institute of Certified Public Accountants, the National Association of Real Estate Investments Trusts, and the SEC Professional Group.

ITEM 11. EXECUTIVE COMPENSATION
Our executive officers are not our employees. They are employees of and compensated by our Phillips Edison sponsor, or one of its affiliates, in part for their services provided to us. We do not separately compensate our executive officers for their service as our officers.
The information required by this Item regarding director compensation is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019, and is hereby incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019, and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019, and is hereby incorporated by reference into this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our definitive proxy statement to be filed with the SEC by April 30, 2019, and is hereby incorporated by reference into this Form 10-K.

w PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)         Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)         Exhibits

Ex.	Description
2.1	Contribution Agreement by and between Phillips Edison Grocery Center Operating Partnership III, L.P. and The Northwestern Mutual Life Insurance Company, dated November 2, 2018*
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 10, 2018)
3.2	Articles Supplementary for Class A shares of common stock (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)
3.3	Articles Supplementary for Class T shares of common stock (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)
3.4	Articles Supplementary for Class I shares of common stock (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)
4.1
Form of Subscription Agreement, included as Appendix B to the prospectus (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (No. 333-217924) filed April 13, 2018)

4.2
Statement regarding transactions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates)(incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-217924) filed May 12, 2017)

4.3
Amended and Restated Distribution Reinvestment Plan, included as Appendix C to prospectus (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A (No. 333-217924) filed April 13, 2018)

4.4
Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership III, L.P., dated October 5, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 (No. 333-217924) filed May 12, 2017)

4.5
Amendment No. 1 to Agreement of Limited Partnership of Phillips Edison Grocery Center Operating Partnership III, L.P., dated May 8, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)

10.1
Amended and Restated Advisory Agreement, by and among the Company, Phillips Edison Grocery Center Operating Partnership III, L.P. and PECO-Griffin REIT Advisor, LLC, dated May 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)

10.2
First Amendment to Amended and Restated Advisory Agreement of Phillips Edison Grocery Center REIT III, Inc., dated November 9, 2018, by and among Phillips Edison Grocery Center REIT III, Inc., Phillips Edison Grocery Center Operating Partnership III, L.P., and PECO-Griffin REIT Advisor, LLC*

10.3
Second Amendment to Amended and Restated Advisory Agreement of Phillips Edison Grocery Center REIT III, Inc., dated March 12, 2019, by and among Phillips Edison Grocery Center REIT III, Inc., Phillips Edison Grocery Center Operating Partnership III, L.P., and PECO-Griffin REIT Advisor, LLC*

10.4
Property Management Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership III, L.P., and Phillips Edison & Company, Ltd., dated October 5, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-11 (No. 333-217924) filed May 12, 2017)

10.5
Dealer Manager Agreement, including Form of Participating Dealer Agreement, for Public Offering, dated May 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 16, 2018)

10.6
Real Estate Purchase and Sale Agreement by and between KRG St. Cloud 13th LLC and The Phillips Edison Group LLC, dated November 22, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 (No. 333-217924) filed May 12, 2017)

10.7
Assignment and Assumption of Rights Under Real Estate Purchase and Sale Agreement by and between Phillips Edison Group LLC and St. Cloud Station LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11 (No. 333-217924) filed May 12, 2017)

10.8
Promissory Note by St. Cloud Station LLC in favor of Phillips Edison Limited Partnership, dated December 19, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (No. 333-217924) filed May 12, 2017)

10.9
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, between St. Cloud Station LLC, as mortgagor, and Phillips Edison Limited Partnership, as mortgagee, dated December 19, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 (No. 333-217924) filed May 12, 2017)

10.10
Amendment to Promissory Note between St. Cloud Station LLC and Phillips Edison Limited Partnership, dated March 13, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (No. 333-217924) filed May 12, 2017)

10.11
Master Property Management Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership III, L.P. and Phillips Edison Grocery Center Operating Partnership I, L.P., dated October 4, 2017 (incorporated by reference to Exhibit 10.11 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-217924) filed March 13, 2018)

10.12
Master Services Agreement by and among the Company, Phillips Edison Grocery Center Operating Partnership III, L.P. and Phillips Edison & Company Ltd., dated October 4, 2017 (incorporated by reference to Exhibit 10.12 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-217924) filed March 13, 2018)

10.13
Credit Agreement among Phillips Edison Grocery Center Operating Partnership III, L.P., as borrower, the Company, certain subsidiaries of the Company, Wells Fargo Bank, National Association, as administrative agent, swing line lender and L/C issuer, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Keybank National Association, as co-syndication agents, Fifth Third Bank and Regions Bank, as co-documentation agents, Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., as joint book managers, and Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Keybanc Capital Markets Inc., as joint lead arrangers, dated March 30, 2017 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (No. 333-217924) filed May 12, 2017)

10.14
First Amendment to Credit Agreement, dated November 9, 2018, by and among Phillips Edison Grocery Center REIT III, Inc., Phillips Edison Grocery Center Operating Partnership III, L.P., the other guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association as administrative agent*

10.15
Shopping Center Purchase and Sale Agreement by and between Ramco-Gershenson Properties, L.P. and the Phillips Edison Group LLC, dated November 21, 2017 (incorporated by reference to Exhibit 10.13 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-217924) filed March 13, 2018)

10.16
First to Amendment to Shopping Center Purchase and Sale Agreement by and between Ramco-Gershenson Properties, L.P. and the Phillips Edison Group LLC, dated December 8, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-217924) filed March 13, 2018)

10.17
Assignment and Assumption of Rights under Shopping Center Purchase and Sale Agreement by and among the Phillips Edison Group LLC, Rolling Meadows Station LLC and Rolling Meadows Station II LLC (incorporated by reference to Exhibit 10.15 the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-217924) filed March 13, 2018)

10.18	Limited Liability Company Agreement of Grocery Center Retail Partners II LLC, by and between The Northwestern Mutual Life Insurance Company and PECO GRP II Manager LLC, dated November 9, 2018*
10.19	Real Estate Sale Agreement by and between The Phillips Edison Group LLC and Regency Realty Group, Inc., dated October 30, 2018*
10.20	First Amendment to Real Estate Sale Agreement by and between The Phillips Edison Group LLC and Regency Realty Group, Inc., dated November 30, 2018*
10.21	Second Amendment to Real Estate Sale Agreement by and between The Phillips Edison Group LLC and Regency Realty Group, Inc., dated December 14, 2018*
10.22	Third Amendment to Real Estate Sale Agreement by and between The Phillips Edison Group LLC and Regency Realty Group, Inc., dated January 8, 2019*
10.23	Assignment and Assumption of Rights under Real Estate Sale Agreement by and between The Phillips Edison Group LLC and Ashburn Farm Station LLC, dated January 11, 2019*
21.1	Subsidiaries of the Company*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002*
101.1
The following information from the Company’s quarterly report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

* Filed herewith

ITEM 16. FORM 10-K SUMMARY
None.

(1) Any reference to the year ended December 31, 2016, refers to the period from April 15, 2016 to December 31, 2016. Prior to April 15, 2016, the Company had not yet been formed; therefore, no financial statement information is available.
(2) All schedules other than the one listed in the index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or the related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Phillips Edison Grocery Center REIT III, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips Edison Grocery Center REIT III, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2018 and for the period from April 15, 2016 (formation) through December 31, 2016, the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 and for the period from April 15, 2016 (formation) through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 15, 2019
We have served as the Company's auditor since 2016.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017
(In thousands, except per share amounts)

	2018	2017
ASSETS
Investment in real estate:
Land and improvements	$8,804	$12,122
Building and improvements	18,953	25,439
Acquired in-place lease assets	2,246	4,686
Acquired above-market lease assets	229	1,779
Total investment in real estate assets	30,232	44,026
Accumulated depreciation and amortization	(820)	(684)
Net investment in real estate assets	29,412	43,342
Investment in unconsolidated joint venture	4,725	—
Total investment in real estate assets, net	34,137	43,342
Cash and cash equivalents	11,481	2,659
Deferred financing expense, net	661	1,702
Other assets, net	2,498	973
Total assets	$48,777	$48,676
LIABILITIES AND EQUITY
Liabilities:
Debt obligation	$—	$9,000
Acquired below-market lease intangibles, net	679	2,314
Accounts payable - affiliates	4,864	2,157
Accounts payable and other liabilities	1,002	2,157
Total liabilities	6,545	15,628
Commitments and contingencies (Note 7)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, and zero
issued and outstanding at December 31, 2018 and 2017	—	—
Common stock - Class A, $0.01 par value per share, 75,000 and 1,000,000 shares authorized, 6,425
and 4,502 shares issued and outstanding, at December 31, 2018 and 2017, respectively	64	45
Common stock - Class T, $0.01 par value per share, 750,000 and zero shares authorized, 98 and zero
shares issued and outstanding, at December 31, 2018 and 2017, respectively	1	—
Common stock - Class I, $0.01 par value per share, 75,000 and zero shares authorized, 29 and zero
shares issued and outstanding, at December 31, 2018 and 2017, respectively	—	—
Stock dividends to be distributed	—	644
Additional paid-in capital	55,114	38,836
Accumulated deficit	(12,947)	(6,477)
Total equity	42,232	33,048
Total liabilities and equity	$48,777	$48,676
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(In thousands, except per share amounts)

	2018	2017	2016
Revenues:
Rental income	$4,349	$1,186	$38
Tenant recovery income	1,932	366	9
Other property income	24	6	—
Total revenues	6,305	1,558	47
Expenses:
Property operating	1,102	277	7
Real estate taxes	1,392	208	5
General and administrative	1,824	1,130	154
Depreciation and amortization	2,674	655	19
Total expenses	6,992	2,270	185
Other:
Interest expense, net	(2,187)	(1,157)	(12)
Gain on contribution of property	2,293	—	—
Other expense, net	(670)	—	—
Net loss	$(1,251)	$(1,869)	$(150)
Earnings per common share:
Loss per share - basic and diluted	$(0.20)	$(1.02)	$(2.00)
Weighted-average common shares outstanding:
Basic and diluted	6,197	1,832	75
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(In thousands)

	Common Stock Par Value			Additional Paid-In Capital	Stock Dividends to be Distributed	Accumulated Deficit	Total Equity
	Class A	Class T	Class I
Balance at April 15, 2016	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	4	—	—	3,911	—	—	3,915
Common distributions declared, $0.05 per share	—	—	—	—	—	(20)	(20)
Stock dividends declared, 0.0152 shares per share	—	—	—	—	56	(56)	—
Net loss	—	—	—	—	—	(150)	(150)
Balance at December 31, 2016	$4	$—	$—	$3,911	$56	$(226)	$3,745
Issuance of common stock	38	—	—	37,336	(56)	—	37,318
Distribution Reinvestment Plan (“DRIP”)	—	—	—	308	—	—	308
Common distributions declared, $0.60 per share	—	—	—	—	—	(1,104)	(1,104)
Stock dividends declared, 0.1789 shares per share	3	—	—	2,631	644	(3,278)	—
Offering costs	—	—	—	(5,350)	—	—	(5,350)
Net loss	—	—	—	—	—	(1,869)	(1,869)
Balance at December 31, 2017	$45	$—	$—	$38,836	$644	$(6,477)	$33,048
Issuance of common stock	16	1	—	17,506	(644)	—	16,879
Share repurchases	—	—	—	(113)	—	—	(113)
DRIP	1	—	—	1,481	—	—	1,482
Common distributions declared, $0.60 per share	—	—	—	—	—	(3,718)	(3,718)
Stock dividends declared, 0.0289 shares per share	2	—	—	1,499	—	(1,501)	—
Offering costs	—	—	—	(4,095)	—	—	(4,095)
Net loss	—	—	—	—	—	(1,251)	(1,251)
Balance at December 31, 2018	$64	$1	$—	$55,114	$—	$(12,947)	$42,232
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,251)	$(1,869)	$(150)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,674	655	20
Amortization of deferred financing expense	499	448	—
Gain on contribution of property	(2,293)	—	—
Non-cash rental income adjustments	(156)	(60)	(2)
Other	672	—	—
Changes in operating assets and liabilities:
Other assets, net	(1,203)	(718)	(131)
Accounts payable - affiliates	132	(250)	446
Accounts payable and other liabilities	(356)	1,508	111
Net cash (used in) provided by operating activities	(1,282)	(286)	294
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(32,628)	(26,580)	(14,809)
Capital expenditures	(2,164)	(54)	—
Distribution from unconsolidated joint venture	40,854	—	—
Net cash provided by (used in) investing activities	6,062	(26,634)	(14,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	(9,000)	9,000	—
Payments on debt obligations - affiliate	—	(11,390)	—
Proceeds from debt obligations - affiliate	—	—	11,390
Payments of deferred financing expenses	(85)	(2,150)	—
Proceeds from issuance of common stock	16,879	37,318	3,915
Distributions paid, net of DRIP	(2,119)	(600)	—
Payment of offering costs	(1,520)	(3,389)	—
Repurchases of common stock	(113)	—	—
Net cash provided by financing activities	4,042	28,789	15,305
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,822	1,869	790
CASH AND CASH EQUIVALENTS:
Beginning of period	2,659	790	—
End of period	$11,481	$2,659	$790

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$1,115	$560	$—
Accrued capital expenditures	5	322	156
Change in offering costs payable	2,575	1,961	—
Property contributed to joint venture, net	43,700	—	—
Joint venture distribution receivable	410	—	—
Change in distributions payable	117	196	20
Distributions reinvested	1,482	308	—
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
We completed a private placement offering of shares of Class A common stock on a “reasonable best efforts” basis to accredited investors and ceased offering Class A shares in the private offering during the first quarter of 2018. During the private placement offering, we raised $57.7 million in gross offering proceeds from the issuance of 5.9 million Class A shares, inclusive of the DRIP.
Pursuant to our Registration Statement on Form S-11 (SEC Registration No. 333-217924), as amended (“Registration Statement”), declared effective on May 8, 2018 we are offering to the public (“Public Offering”) (i) $1.5 billion in shares of common stock in the primary offering, consisting of two classes of shares, Class T and Class I, at purchase prices of $10.42 per share and $10.00 per share, respectively, with discounts available to some categories of investors with respect to Class T shares (“Primary Offering”), and (ii) $0.2 billion in Class A, Class T, and Class I shares of our common stock pursuant to the DRIP at a price of $9.80 per share. For more detail on the DRIP, see Note 8. We reserve the right to reallocate shares between the Primary Offering and the DRIP. As of December 31, 2018, we had raised $0.3 million and $1.0 million in gross offering proceeds from the issuance of Class I shares and Class T shares, respectively, inclusive of the DRIP, as well as $0.9 million in gross offering proceeds from the issuance of Class A shares pursuant to the DRIP.
We have retained Griffin Capital Securities, LLC (“Dealer Manager”) to serve as the dealer manager of the Public Offering. The Dealer Manager is responsible for marketing our shares in the Public Offering. Our advisor is PECO-Griffin REIT Advisor, LLC (the “Advisor”), a Delaware limited liability company that is jointly owned indirectly by Phillips Edison & Company, Inc. (“Phillips Edison sponsor”) and Griffin Capital Company, LLC (“Griffin sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day operations and our portfolio of real estate investments and provides asset management, marketing, investor relations, and other administrative services on our behalf, subject to the supervision of our Board of Directors.
We intend to invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national and regional creditworthy tenants selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders.
In November 2018, we entered into a joint venture with The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) to create Grocery Retail Partners II LLC (“GRP II”). We contributed all of our ownership interests in three grocery-anchored shopping centers to GRP II in exchange for $41.3 million in cash and a 10% ownership interest in GRP II, and Northwestern Mutual made an initial capital contribution to GRP II of $42.6 million in cash in exchange for a 90% ownership interest in GRP II. See Note 3 for additional details regarding this unconsolidated joint venture.
As of December 31, 2018, we owned fee simple interests in two grocery-anchored shopping centers acquired from third parties unaffiliated with us or our Advisor. In addition, we owned a 10% equity interest in GRP II, which owned three properties.

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
Partially-Owned Entities—If we determine that we are an owner in a variable-interest entity (“VIE”), and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. For a partially-owned entity determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party. We will generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. We will assess our interests in VIEs on an ongoing basis to determine whether or not we are the primary beneficiary. However, we will also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest. If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity. We have determined that the Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, and our partnership interest is considered a majority voting interest. As such, we have consolidated the Operating Partnership and its wholly-owned subsidiaries.

Investment in Unconsolidated Joint Venture—We account for our investment in an unconsolidated joint venture using the equity method of accounting as we exercise significant influence over, but do not control, this entity. Earnings or losses on our investment are recognized in accordance with the terms of the joint venture agreement, generally through a pro rata allocation. Under a pro rata allocation, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages.
To recognize the character of distributions from our unconsolidated joint venture, we review the nature of cash distributions received for purposes of determining whether such distributions should be classified as either a return on investment, which would be included in operating activities, or a return of investment, which would be included in investing activities on the consolidated statements of cash flows.
On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of our investment in our unconsolidated joint venture may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.
Management’s estimates of fair value are based upon a discounted cash flow model for each specific investment that includes all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums, capitalization rates, discount rates and credit spreads used in these models are based upon rates we believe to be within a reasonable range of current market rates.
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
Investment in Property and Lease Intangibles—Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, amended existing guidance in order to clarify when an integrated set of assets and activities is considered a business. We adopted ASU 2017-01 on January 1, 2017. All of our real estate acquisition activity to date does not meet the definition of a business combination and is instead classified as an asset acquisition. As a result, most acquisition-related costs are capitalized and amortized over the life of the related assets, and there is no recognition of goodwill. Costs incurred related to properties that were not ultimately acquired were recorded as Other Expense, Net on the consolidated statements of operations. None of our real estate acquisitions in 2018 and 2017 met the definition of a business; therefore, we accounted for all as asset acquisitions.
Real estate assets are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally not to exceed 5-7 years for furniture, fixtures and equipment, 15 years for land improvements, and 30 years for buildings and building improvements. Tenant improvements are amortized over the shorter of the respective lease term or the expected useful life of the asset. Major replacements that extend the useful lives of the assets are capitalized, and maintenance and repair costs are expensed as incurred.
Real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If deemed unrecoverable on an undiscounted basis, such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset. We recorded no impairments for the periods ended December 31, 2018, 2017, or 2016.
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
Deferred Financing Expenses—Deferred financing expenses are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Deferred financing expenses related to term loan facilities and mortgages will be recorded in Debt Obligation, while deferred financing expenses related to our revolving credit facility are recorded in Deferred Financing Expense, Net, on our consolidated balance sheets.
Other Assets, Net—Other Assets, Net on our consolidated balance sheets consists primarily of accounts receivable, prepaid expenses, and deferred rent receivable. Prepaid expenses and deferred rent receivable are amortized using the straight-line method over the terms of the respective agreements.
Fair Value Measurement—Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP and requires certain disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement. Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
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
Repurchase of Common Stock—We offer a share repurchase program which may provide a limited opportunity for stockholders to have their shares repurchased subject to approval and certain limitations and restrictions (see Note 8). We account for approved requests to repurchase shares as liabilities to be reported at settlement value.
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
Revenue Recognition—The majority of our revenue is lease revenue from our wholly-owned properties, which is accounted for under ASC Topic 840, Leases. We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space, and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.
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
We recognize rental income on a straight-line basis over the term of each lease that includes periodic and determinable adjustments to rent. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of Other Assets, Net. Due to the impact of the straight-line adjustments, rental income generally will be greater than the cash collected in the early years and will be less than the cash collected in the later years of a lease. For percentage rental income, we defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
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
Effective January 1, 2018, we adopted the guidance of ASC Topic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to non-customers of non-financial assets, or in substance non-financial assets, that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a non-financial asset as defined by ASC 610-20.
ASC 610-20 refers to the revenue recognition principles under ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Further, we may defer a tax gain through an Internal Revenue Code (the “Code”) Section 1031 like-kind exchange by purchasing another property within a specified time period.
Income Taxes—We have elected to be taxed as a real estate investment trust (“REIT”) under the Code, as amended. Our qualification and taxation as a REIT depends on our ability, on a continuing basis, to meet certain organizational and operational qualification requirements imposed upon REITs by the Code. If we fail to qualify as a REIT for any reason in a taxable year, we will be subject to tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income. Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that our tax positions will be sustained in any tax examinations. The tax composition of our distributions declared for the years ended December 31, 2018 and 2017, was 100% a return of capital.
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
All organization and offering costs incurred in connection with the private placement had been billed to us by the Advisor as of December 31, 2018. In connection with the Public Offering, the Advisor will pay organization and offering costs up to 1% of gross offering proceeds from the Primary Offering, which the Advisor intends to recoup through the receipt of a contingent advisor payment (see Note 9). We will reimburse the Advisor for any amounts in excess of 1% up to a maximum of 3.5% of gross offering proceeds from the Primary Offering.
Organization and offering costs that have been billed to us by the Advisor as of December 31, 2018 and 2017, are recorded in Accounts Payable - Affiliates on the consolidated balance sheets. Whether additional organization and offering costs will be billed to us is at the discretion of the Advisor and will likely depend on the success of our Public Offering. We will evaluate organization and offering costs incurred by the Advisor at the end of each period to determine if the amounts incurred represent a liability to us based on the applicable facts and circumstances.
When recognized by us, organization costs will be expensed as incurred, and offering costs will be recorded as a reduction to stockholders’ equity as such amounts will be reimbursed to the Advisor or its affiliates from the gross proceeds of the Public Offering.
Earnings Per Share—Earnings per share is calculated based on the weighted-average number of common shares outstanding during each period. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same distributions per share. Diluted earnings per share considers the effect of any potentially dilutive share equivalents, of which we had none for the periods ended December 31, 2018, 2017, and 2016.
Segment Reporting—We internally evaluate the operating performance of our portfolio of properties and currently do not differentiate properties by geography, size, or type. As operating performance is reviewed at a portfolio level rather than at a property level, our entire portfolio of properties is considered one operating segment. Accordingly, we did not report any other segment disclosures for the periods ended December 31, 2018 and 2017.

Newly Adopted and Recently Issued Accounting Pronouncements—The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

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

ASU 2016-15, Statement of Cash Flows (Topic 230) ASU 2016-18, Statement of Cash Flows (Topic 230)
These updates address the presentation of eight specific cash receipts and cash payments on the statement of cash flows as well as clarify the classification and presentation of restricted cash on the statement of cash flows.
January 1, 2018
This update did not have any impact on our consolidated statements of cash flows for any of the periods presented. With regards to our distributions received from equity-method joint ventures, we have elected the cumulative earnings approach, which did not result in any change to our consolidated financial statements.

ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Sub-topic 610-20)	This update amends existing guidance in order to provide consistency in accounting for the derecognition of a business or non-profit activity.	January 1, 2018
We did not record any cumulative adjustment in connection with the adoption of the new pronouncement as we did not have any outstanding transactions to which this new guidance applies. This guidance did, however, subsequently impact our accounting for the contribution of real estate properties to GRP II in November 2018.

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Consolidated Financial Statements or Other Significant Matters
ASU 2016-02,
Leases (Topic 842):

ASU 2018-01,
Leases (Topic 842):
Land Easement Practical Expedient for Transition to Topic 842;

ASU 2018-10, Codification Improvements to
Topic 842, Leases;
and

ASU 2018-11,
Leases (Topic (842):
Targeted Improvements

ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

These updates amend existing guidance by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The effective date for annual reporting begins after December 15, 2019, and the following year for interim reporting for nonpublic companies, but early adoption is permitted.

January 1, 2019
In addition to requiring new disclosures within the accompanying notes to the consolidated financial statements, we have identified areas within our accounting policies that will be impacted by the new standard.
This standard incorporates changes to the process used to determine classification of leases. We expect to adopt the practical expedients available for implementation under the standard. By adopting these practical expedients, we will not be required to reassess (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether the costs previously capitalized as initial direct costs would continue to be amortized. This allows us to continue to classify our existing leases in the manner in which we had previously determined prior to the adoption of the standard.

In addition to the aforementioned expedients, the standards also allow a practical expedient to account for non-lease components and related lease components as a single lease component instead of accounting for them separately, if certain conditions are met. We expect to utilize this practical expedient. In so doing, we will be required to apply a straight-line treatment to recognizing income from tenant reimbursements of operating costs to the extent that those tenant reimbursements are fixed with set increases. We do not expect this to have a material impact on our consolidated financial statements.

ASU 2016-13, Financial Instruments - Credit Leases
(Topic 326):
Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements

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
ASU 2018-13, Fair Value Measurement (Topic 820)
This ASU eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. It is effective for annual and interim reporting beginning after December 15, 2019, but early adoption is accepted.

		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This update amends two aspects of the related-party guidance in ASC Topic 810: (1) adds an elective private-company scope exception to the variable interest entity guidance for entities under common control, and (2) specifies that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments in this update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption was permitted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

Reclassifications—The following line item on our consolidated balance sheets for the year ended December 31, 2017, was reclassified to conform to current year presentation:

•	Real Estate Taxes Payable was combined to Accounts Payable and Other Liabilities.

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On November 9, 2018, we entered into an agreement (the “Joint Venture Agreement”) with Northwestern Mutual to create GRP II (the “Joint Venture”). Under the terms of the Joint Venture Agreement, we contributed all of our ownership interests in three grocery-anchored shopping centers and related working capital amounts with a net fair value of $46.0 million to the Joint Venture in exchange for $41.3 million in cash and a 10% ownership interest in the Joint Venture. Northwestern Mutual made an initial capital contribution of $42.6 million in cash in exchange for a 90% ownership interest in the Joint Venture. We accounted for the contribution of these properties under the guidance of ASC 610-20, resulting in derecognition of the assets and recognition of a gain of $2.3 million on the contribution of real estate upon the transfer of control to GRP II.
Affiliates of our Advisor will manage and conduct the day-to-day operations and affairs of the Joint Venture. We have customary approval rights with respect to major decisions, but do not have the right to cause or prohibit various material transactions. We account for our investment in the Joint Venture using the equity method and increase or reduce the value of our investment based upon our pro rata allocation of the Joint Venture's income, losses, and distributions. Distributions of net cash are anticipated to be made on a quarterly basis, as appropriate. Additional capital contributions in proportion to the members’ respective capital interests in the Joint Venture may be required.
The following table summarizes the operating information and financial position of our Joint Venture, for the year ended December 31, 2018 (dollars in thousands):

December 31, 2018
Properties owned	3
Ownership percentage	10%
Investment balance	$4,725
Summarized Financial Information of Joint Venture:
Total assets	$50,597
Total liabilities	3,350
Revenue	806
Net loss	(39)

4. REAL ESTATE ACQUISITIONS
Our real estate assets acquired during the periods ended December 31, 2018 and 2017 were as follows (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage
Sudbury Crossing	Sudbury, MA	TJ Maxx(1)	7/24/2018	$19,473	89,952
Albertville Crossing(2)	Albertville, MN	Coborn’s	2/21/2018	13,155	99,013
Rolling Meadows Shopping Center(2)	Rolling Meadows, IL	Jewel-Osco	12/21/2017	17,801	134,012
Orange Grove Shopping Center	North Fort Myers, FL	Publix	12/1/2017	8,844	68,865
(1) We do no not own the portion of the shopping center that contains the grocery anchor, which is Sudbury Farms (Roche Bros.).
(2) These properties were contributed to the Joint Venture in November 2018.
The weighted-average amortization periods for in-place, above-market, and below-market lease intangibles acquired during the periods ended December 31, 2018 and 2017 are as follows (in years):

	2018	2017
In-place leases	7	9
Above-market leases	6	14
Below-market leases	12	18

5. ACQUIRED INTANGIBLE LEASES
Acquired intangible lease assets and liabilities consisted of the following amounts as of December 31, 2018 and 2017 (in thousands):

	2018		2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In-place leases	$2,246	$(195)	$4,686	$(113)
Above-market leases	229	(18)	1,779	(11)
Below-market liabilities	(713)	34	(2,362)	48
Summarized below is the amortization recorded on the intangible assets and liabilities for the periods ended December 31, 2018 , 2017, and 2016 (in thousands):

	2018	2017	2016
In-place leases	$689	$110	$3
Above-market leases	136	11	—
Below-market leases	(125)	(46)	(2)
Estimated future amortization of the respective acquired intangible lease assets and liabilities as of December 31, 2018, for each of the next five years is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases	Below-Market Leases
2019	$390	$39	$(42)
2020	390	39	(42)
2021	390	39	(42)
2022	316	39	(42)
2023	47	39	(42)

6. DEBT OBLIGATION
As of December 31, 2018, we had an unsecured $125 million revolving credit facility, with an interest rate spread of 2.1% over LIBOR based on our leverage ratio. The revolving credit facility requires interest-only payments until it matures in March 2021 and has two six-month extension options. In November 2018, we reduced the capacity of our revolving credit facility from $250 million to $125 million. This resulted in a write-off of deferred financing expenses of approximately $0.6 million.
The interest rate on our debt approximated the market interest rate, and as such, the fair value and recorded value of our debt was $9 million as of December 31, 2017. We had no debt outstanding as of December 31, 2018.
The following is a summary of the outstanding principal balance of our debt obligation, borrowing base, and corresponding interest rate, as of December 31, 2018 and December 31, 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Outstanding principal balance	$—	$9,000
Borrowing base(1)	15,764	24,043
Interest rate	4.6%	3.6%

(1)	Although the maximum capacity is $125 million, this is subject to further covenant-based restrictions. This represents the amount available for borrowing as of the relevant year-end dates.
Gross borrowings under our revolving credit facility were $47 million and $9 million during the years ended December 31, 2018 and 2017, respectively. Gross payments on our revolving credit facility were $56 million during the year ended December 31, 2018, and there were no repayments during the year ended December 31, 2017.

7. COMMITMENTS AND CONTINGENCIES
Litigation—We may become involved in various claims and litigation matters arising in the ordinary course of business, some of which may involve claims for damages. Many of these matters are covered by insurance, although they may nevertheless be subject to deductibles or retentions. There are no material legal proceedings pending or known to be contemplated against us.
Environmental Matters—In connection with the ownership and operation of real estate, we may potentially be liable for costs and damages related to environmental matters. In addition, we may own or acquire certain properties that are subject to environmental remediation. Depending on the nature of the environmental matter, the seller of the property, a tenant of the property, and/or another third party may be responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. We also carry environmental liability insurance on our properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable. We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on the consolidated financial statements.

8. EQUITY
General—The holders of all classes of common stock are entitled to one vote per share on all matters voted on by stockholders, including election of the Board of Directors. Our charter does not provide for cumulative voting in the election of directors. Our charter permits our Board of Directors to create classes of common stock and to establish the rights of each class of common stock. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees. See Note 9 for more detail.
Common Stock Activity—The following table summarizes our common stock activity for the years ended December 31, 2017 and 2018 (in thousands):

	Common Stock
	Class A	Class T	Class I	Total
Balance at January 1, 2017	435	—	—	435
Common stock issued	3,764	—	—	3,764
DRIP	32	—	—	32
Stock dividends	271	—	—	271
Balance at December 31, 2017	4,502	—	—	4,502
Common stock issued	1,566	98	29	1,693
DRIP	153	—	—	153
Shares repurchased(1)	(11)	—	—	(11)
Stock dividends	215	—	—	215
Balance at December 31, 2018	6,425	98	29	6,552

(1)	In accordance with the terms of our SRP, all share repurchases completed were sought upon a stockholder’s death, “qualifying disability,” or “determination of incompetence.”
Distributions and Stock Dividends—We have adopted a DRIP that allows stockholders to reinvest cash distributions in additional shares of our common stock at a price equal to $9.80 per share. Prior to the commencement of the Public Offering in May 2018, the DRIP price was $9.50 per share. During the private offering, our Board of Directors declared and issued Class A stock dividends in the daily amount of 0.0004901961 shares per share to Class A stockholders of record during the period from December 1, 2016 through February 28, 2018. We are no longer issuing any such stock dividends to our Class A stockholders. Cash distributions are paid to stockholders of record based on the number of daily shares owned by each stockholder during the period covered by the declaration. Such distributions are issued on the first business day after the end of each month.
Share Repurchase Program—Our SRP may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. The Board of Directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase or amend, suspend, or terminate the program upon 30 days notice.

9. RELATED PARTY TRANSACTIONS
Economic Dependency—We are dependent on the Advisor, the Manager, and their respective affiliates for certain services that are essential to us, including asset acquisition and disposition decisions, asset management, operating and leasing of our properties, and other general and administrative responsibilities. PECO owns a partial interest in the Advisor and controls our property managers. In the event that the Advisor, the Manager, and/or their respective affiliates are unable to provide such services, we would be required to find alternative service providers, which could result in higher costs and expenses.
Advisor—The Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy.
Acquisition Fee—We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to 2% of the contract purchase price of each property we acquire or originate, including any debt attributable to such investments.
Organization and Offering Costs, Contingent Advisor Payment, and Holdback—Under the terms of the Advisory Agreement, we are required to reimburse the Advisor for cumulative organization and offering costs and future organization and offering costs it may incur on our behalf. All organization and offering costs incurred in connection with the private placement and public offering had been billed to us by the Advisor as of December 31, 2018. In connection with the Public Offering, the Advisor will pay organization and offering costs up to 1% of gross offering proceeds from the Primary Offering, which the Advisor intends to recoup through the receipt of a contingent advisor payment. We will reimburse the Advisor for any amounts in excess of 1% up to a maximum of 3.5% of gross offering proceeds from the Primary Offering.
We may pay the Advisor an additional contingent advisor payment of 2.15% of the contract purchase price of each property or other real estate investments we acquire during the Public Offering. The reimbursement of organization and offering costs, dealer manager fees, and the contingent advisor payment are subject to the contingent advisor payment holdback. As a result of the holdback, the initial $4.5 million reimbursable to the Advisor for these amounts related to the Public Offering shall be retained by us until the termination of the Public Offering, at which time such amount shall be paid to the Advisor or its affiliates. As of December 31, 2018, the contingent advisor payment holdback had not been reached; therefore, no reimbursement had been made to the Advisor.
Amounts related to organization and offering costs and the contingent advisor payment as of December 31, 2018 and 2017, were as follows (in thousands):

	2018	2017
Organization and offering costs liability for private placement	$2,303	$2,000
Amounts subject to contingent advisor holdback:
Organization and offering costs liability for Public Offering(1)	2,211	—
Dealer manager fee payable	21	—

(1)	This amount represents all organization and offering costs incurred. This includes amounts currently earned through the contingent advisor payment, which were immaterial as of December 31, 2018.
Asset Management Fee—We pay the Advisor a monthly asset management fee in connection with the ongoing management and monitoring of the performance of our investments. The asset management fee is paid monthly in an amount of one-twelfth of 1% of the cost of our assets. The Advisor may elect to receive the asset management fee in cash, units of the Operating Partnership (“OP units”), common stock, or any combination thereof. All asset management fees paid during the years ended December 31, 2018 and 2017, were paid in cash.
Disposition Fee—We will pay the Advisor or its affiliates for substantial assistance in connection with the sale of properties or other investments a disposition fee in an amount equal to 2% of the contract sales price of each property or other investment sold. For the years ended December 31, 2018 and 2017, we incurred no disposition fees as we did not sell any properties.
Acquisition Expenses—We reimburse the Advisor for direct expenses incurred, including certain personnel costs, related to sourcing, selecting, evaluating, and acquiring assets on our behalf.
General and Administrative Expenses—As of December 31, 2018 and 2017, we owed the Advisor $9,000 and $13,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to Advisor, except for unpaid general and administrative expenses, which we disclosed above, for the years ended December 31, 2018, 2017, and 2016, and any related amounts unpaid as of December 31, 2018 and 2017 (in thousands):

	For the Periods Ended December 31,			Unpaid Amount as of December 31,
	2018	2017	2016	2018	2017
Acquisition fees(1)	$635	$519	$292	$—	$—
Acquisition expenses(1)	106	56	29	—	—
Asset management fees(2)	559	170	12	24	72
Organization and offering costs	2,514	1,961	39	4,501	2,000
Total	$3,814	$2,706	$372	$4,525	$2,072

(1)
Acquisition fees and expenses are capitalized and allocated to the related investment in real estate assets on the consolidated balance sheets based on the acquisition-date fair values of the respective assets and liabilities acquired.

(2)	Asset management fees are included in General and Administrative on the consolidated statements of operations.
Manager—Our real property is managed and leased by the Manager. The Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Manager may be employed on a part-time basis and may also be employed by us or certain of our affiliates. The Manager also directs the purchase of equipment and supplies, supervise all maintenance activity, and manages real properties acquisitions by PECO affiliates and other third parties.
Property Management Fees—We pay to the Manager a monthly property management fee equal to 4% of the gross receipts of each property managed by the Manager.
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
Expenses and Reimbursements—We reimburse the costs and expenses incurred by the Manager on our behalf, including employee compensation, legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.
Summarized below are the fees earned by and the expenses reimbursable to the Manager or its affiliates for the years ended December 31, 2018, 2017, and 2016, and any related amounts unpaid as of December 31, 2018 and 2017 (in thousands):

	For the Periods Ended December 31,			Unpaid Amount as of December 31,
	2018	2017	2016	2018	2017
Property management fees(1)	$256	$53	$—	$9	$—
Leasing commissions(2)	151	21	—	21	—
Construction management fees(2)	152	4	—	28	2
Other fees and reimbursements(3)	341	248	74	77	70
Total	$900	$326	$74	$135	$72

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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

	T Shares	I Shares	A Shares
Dealer manager fees	The fee will be up to 3% of gross offering proceeds from the Primary Offering, of which 1% of gross offering proceeds will be funded by us, with the remaining amounts funded by the Advisor.	The fee will be up to 1.5% of gross offering proceeds from the Primary Offering, all of which will be funded by the Advisor.	3% of gross offering proceeds
Selling commissions	Up to 3% of gross offering proceeds	N/A	7% of gross offering proceeds
Stockholder servicing fees	The fee will accrue daily at an annual rate of 1% of the most recent purchase price per share of Class T sold in the Primary Offering, up to a maximum of 4% in the aggregate.	N/A	N/A

The following table summarizes the dealer manager fees, selling commissions, and stockholder servicing fees for shares of common stock for the years ended December 31, 2018, 2017, and 2016, and any related amounts unpaid as of December 31, 2018 and 2017 (in thousands):

	For the Periods Ended December 31,			Unpaid Amount as of December 31,
	2018	2017	2016	2018	2017
Dealer manager fees	$1,700	$2,437	$—	$21	$—
Selling commissions	(171)	1,003	—	—	—
Stockholder servicing fees(1)	40	—	—	40	—
Total	$1,569	$3,440	$—	$61	$—

(1)
Stockholder servicing fees are included in Offering Costs on the consolidated statements of equity and included in Accounts Payable-Affiliates on the consolidated balance sheets. We will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T share is sold during the Public Offering.

Share Purchases by Advisor—Our Advisor has made an initial investment in us through the purchase of 22,222 shares of our Class A common stock. The Advisor may not sell any of these shares while serving as the Advisor. As of December 31, 2018, the Advisor owned 27,728 shares of our Class A common stock.
Joint Venture Payable—As of December 31, 2018, we have an outstanding payable of $0.1 million related to activity on the properties contributed to the Joint Venture.

10. OPERATING LEASES
The terms and expirations of our operating leases with our tenants vary. The lease agreements frequently contain options to extend the terms of leases and other terms and conditions as negotiated. We retain substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
Approximate future rentals to be received under non-cancelable operating leases in effect at December 31, 2018, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
2019	$1,990
2020	1,275
2021	881
2022	736
2023	348
2024 and thereafter	660
Total	$5,890
Our major tenants include Publix, T.J. Maxx, and Rite Aid, which comprised 19.5%, 15.0%, and 12.7%, respectively, of our aggregate annualized base rent (“ABR”) as of December 31, 2018. As a result, the tenant concentration of our portfolio makes it particularly susceptible to adverse economic developments for those tenants.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (in thousands, except per share amounts).

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Total revenue	$1,373	$1,633	$1,916	$1,383
Net (loss) income	(457)	(719)	(748)	673
Net (loss) income per share - basic and diluted	(0.08)	(0.11)	(0.12)	0.05

(1)	Impacts on revenue and net income in the fourth quarter were primarily due to real estate contribution made as part of the Joint Venture transaction. See Note 3.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$365	$349	$348	$496
Net loss	(245)	(495)	(397)	(732)
Net loss per share - basic and diluted	(0.45)	(0.45)	(0.19)	(0.21)

12. SUBSEQUENT EVENTS
Sale of Shares of Common Stock
From January 1, 2019 through March 14, 2019, we raised gross proceeds of approximately $0.9 million through the issuance of 0.1 million shares of common stock in the Primary Offering. We have raised approximately $59 million since inception through March 13, 2019, exclusive of shares sold under our DRIP.
Distributions and Dividends
Cash distributions equal to a daily amount of $0.00164384 per share of common stock outstanding were paid subsequent to December 31, 2018, to the stockholders of record from December 1, 2018 through February 28, 2019, as follows (in thousands):

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
December 1, 2018 through December 31, 2018	1/2/2019	$333	$129	$204
January 1, 2019 through January 31, 2019	2/1/2019	336	123	213
February 1, 2019 through February 28, 2019	3/1/2019	306	112	194
In March 2019 our Board authorized cash distributions to all classes of common stockholders of record from April 1, 2019 through May 31, 2019 in a daily amount of $0.00164384 per share.
Acquisitions
Subsequent to December 31, 2018, we acquired the following property (dollars in thousands):

Property Name	Location	Anchor	Acquisition Date	Purchase Price	Leased % Rentable Square Feet at Acquisition
Ashburn Farm Station	Ashburn, VA	Ahold Delhaize	1/11/2019	$31,730	98.3%
Revolving Credit Facility
With the acquisition of Ashburn Farm Station in January 2019, we increased our amount available for borrowing under our revolving credit facility to $35.9 million. Of this amount, we drew $20 million to fund the acquisition of Ashburn Farm Station.
Advisory Agreement
On March 12, 2019, we entered into an amendment to the Advisory Agreement to be effective as of May 8, 2019 to renew the term of the Advisory Agreement for an additional one-year term on the same terms and conditions as previously in effect. The Advisory Agreement, as amended, will terminate on May 8, 2020.

SCHEDULE III—REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
As of December 31, 2018
(in thousands)
			Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at End of Period(1)
Property Name	City, State	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date Constructed/ Renovated	Date Acquired
Orange Grove Shopping Center	North Ft. Myers, FL	$—	$2,194	$6,290	$700	$2,316	$6,868	$9,184	$361	1999	12/1/2017
Sudbury Crossing	Sudbury, MA	—	6,041	12,030	502	6,488	12,085	18,573	247	1984	7/24/2018
Totals		$—	$8,235	$18,320	$1,202	$8,804	$18,953	$27,757	$608

(1)	The aggregate cost of real estate owned at December 31, 2018 for federal income tax purposes is $28.5 million.

Reconciliation of real estate owned:

	2018	2017
Balance at January 1	$37,561	$14,211
Additions during the year:
Real estate acquisitions	29,610	23,296
Net additions to/improvements of real estate	2,164	54
Deductions during the year:
Real estate dispositions	(41,578)	—
Balance at December 31	$27,757	$37,561
Reconciliation of accumulated depreciation:

	2018	2017
Balance at January 1	$561	$16
Additions during the year:
Depreciation expense	1,960	545
Deductions during the year:
Accumulated depreciation of real estate dispositions	(1,913)	—
Balance at December 31	$608	$561
* * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of March 2019.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. EDISON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2019
Jeffrey S. Edison

/s/ DEVIN I. MURPHY	Chief Financial Officer, Treasurer, and Secretary (Principal Financial Officer)	March 15, 2019
Devin I. Murphy

/s/ JENNIFER L. ROBISON	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2019
Jennifer L. Robison

/s/ TOAN HUYNH	Director	March 15, 2019
Toan Huynh

/s/ MARK D. MCDADE	Director	March 15, 2019
Mark D. McDade

/s/ RICHARD J. SMITH	Director	March 15, 2019
Richard J. Smith