Form 10-K/A
period 2018-12-31
Phillips Edison Grocery Center REIT III, Inc.
filed 2019-04-04
CIK 1688016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of April 1, 2019, there were 6,288,019 outstanding shares of Class A common stock, 74,343 outstanding shares of Class I common stock, and 174,987 outstanding shares of Class T common stock of the Registrant.
Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Form 10-K/A") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 originally filed on March 15, 2019 (the "Original Filing") by Phillips Edison Grocery Center REIT III, Inc., a Maryland corporation (the "Company", "we" or "us"). We are filing this Form 10-K/A to present the information required by Part III of the Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

w PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors

Name	Position(s)	Age*	Year First Became a Director
Jeffrey S. Edison	Chairman of the Board & CEO	58	2016
Toan C. Huynh	Director	43	2018
Mark D. McDade	Director	63	2018
Richard J. Smith	Director	68	2017

*As of the date of this filing.
Jeffrey S. Edison. Mr. Edison has served as the Chairman of the Board and Chief Executive Officer since April 2016. He has served as chairman of the board, chief executive officer, and president of Phillips Edison & Company, Inc. (“PECO”) since October 2017. Prior to that he served as chairman or co-chairman of the board and chief executive officer of PECO since December 2009. He previously served as chairman of the board and chief executive officer of Phillips Edison Grocery Center REIT II, Inc. (“REIT II”) from 2013 to November 2018. Mr. Edison co-founded Phillips Edison Limited Partnership and has served as a principal of Phillips Edison since 1995. Before founding Phillips Edison, from 1991 to 1995, Mr. Edison was a senior vice president from 1993 until 1995 and was a vice president from 1991 until 1993 at Nations Bank’s South Charles Realty Corporation. From 1987 until 1990, Mr. Edison was employed by Morgan Stanley Realty Incorporated and was employed by The Taubman Company from 1984 to 1987. Mr. Edison holds a master’s degree in business administration from Harvard Business School and a bachelor’s degree in mathematics and economics from Colgate University.
Among the most important factors that led to the Board’s recommendation that Mr. Edison serve as our director are his leadership skills, integrity, judgment, knowledge of our company and our Phillips Edison sponsor (“PECO”), his prior experience as a director and chief executive officer of PECO and REIT II, and his commercial real estate expertise.

Toan C. Huynh. Ms. Huynh was appointed as director in November 2018. She currently spends time as an entrepreneur in residence at a leading global bank where she supports their internal innovation agenda and as a partner for Information Venture Partners, a Toronto-based venture fund focusing on early stage enterprise and software-as-a service technologies for the financial services industry. In addition, she has served as managing director - cloud first applications financial services & insurance at Accenture since 2015, running many of their innovation programs including the launch of their Innovation Liquid Studio in New York City and the Fintech Innovation Lab, in collaboration with the Partnership Fund for New York. From 2008 to 2015, Ms. Huynh was the co-founder of GlobalOne/CloudSherpas, a boutique cloud advisory and brokerage firm of 1,300 that was sold to Accenture in 2015. She was responsible for growing the footprint of the business across financial services and insurance clients globally as well as developing products and software assets to align to clients' digital agendas. Prior to that, she was practice director at Princeton Softech, an IBM Company, from 2006 to 2007 and was vice president, global e-technology services at Citigroup Private Bank from 2003 to 2005. From 1997 to 2003 she held various positions in the financial services practice group at PricewaterhouseCoopers LLP. Ms. Huynh also serves on the board of directors of Bankers Financial Group, a mid-sized holding company with over $500 million in assets, and is on the advisory board for select fintech and startups. She received a bachelor's degree in economics and international relations from the University of Pennsylvania and a masters certificate in international economics from Kyung Hee University, South Korea.

Among the factors that led to the Board’s recommendation that Ms. Huynh serve as our director are her comprehensive experience as an entrepreneur, adviser and investor in technology startups, her extensive background in designing and implementing innovation-focused transformation programs, and her strong leadership skills.

Mark D. McDade. Mr. McDade was appointed as director in November 2018. He previously served as a director of REIT II, another Phillips Edison-sponsored REIT, from September 2013 to November 2018. Mr. McDade is currently managing partner at Qiming Venture Partners US, which he co-founded in 2017.  Previously, he served as executive vice president and chief operating officer of UCB, SA, located in Brussels, Belgium, from April 2008 to January 2017. From 2002 until late 2007, Mr. McDade served as chief executive officer and a director of PDL Biopharma Inc., an antibody-based biopharmaceutical company located in Redwood City, California. Prior to 2002, he served as chief executive officer of Signature Bioscience Inc., located in

San Francisco, California. Mr. McDade was founder and a director of Corixa Corporation, where he served as chief operating officer from 1994 to 1998 and as president and chief operating officer from 1999 until his departure in late 2000 to join Signature Bioscience Inc. Before Corixa Corporation, Mr. McDade was chief operating officer of Boehringer Mannheim Therapeutics, the bio-pharmaceutical division of Corange Ltd., and prior to that he held several positions at Sandoz Ltd., including in business development, product management and general management. Mr. McDade received his bachelor of arts degree from Dartmouth College and his master of business administration degree from Harvard Business School.

Among the factors that led to the Board’s recommendation that Mr. McDade serve as a director are his integrity, judgment, leadership skills, commercial business experience, public company director experience, and independence from management, our sponsors, and their affiliates.
Richard J. Smith. Mr. Smith has served as one of our directors since March 2017. He currently is assisting Grant Thornton LLP with business development in the real estate sector. Mr. Smith served as chief financial officer and secretary of PECO from 2010 to 2013. From 1996 to 2009 he served as the chief financial officer and secretary of Ramco-Gershenson Properties Trust, a self-administered, publicly traded REIT that owns and manages a portfolio of 88 shopping centers, of which a large majority are anchored by grocery and/or value oriented retailers. In 1996 he served as the vice president of The Hahn Company, a full-service owner and developer of super-regional malls throughout the United States. From 1993 to 1996 he served as the chief financial officer and treasurer of the Glimcher Realty Trust, a self-administered, publicly traded REIT that owns regional malls, community shopping centers and single-tenant retail properties nationwide. Mr. Smith holds a BBA in accounting and finance from Eastern Michigan University and is a certified public accountant. He is a board member of The Drees Company, one of the largest home builders in the United States; a prior board member of The Michigan Legacy Art Park; and a member of The National Association of Real Estate Investment Trusts (NAREIT) and the International Council of Shopping Centers.

Among the most important factors that led to the Board’s recommendation that Mr. Smith serve as our director are his integrity, judgment, leadership skills, public company accounting and financial reporting experience, and independence from management, our sponsors, and their affiliates.

Executive Officers
The information required by this Item regarding our executive officers was included in Part III of the Original Filing.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, once our shares of common stock are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), directors, executive officers and any persons beneficially owning more than 10% of our outstanding common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. During 2018, our shares of common stock were not registered under the Exchange Act and thus no reports were required to be filed by the persons described above in 2018.
Audit Committee
The Audit Committee’s primary function is to assist the Board in fulfilling its responsibilities by overseeing our independent auditors and reviewing the financial information to be provided to our stockholders and others, overseeing the system of internal control over financial reporting that our management has established, and overseeing our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter adopted by the Board. The Audit Committee Charter is available on our website at www.grocerycenterreit3.com/Investor-Relations/Governance.
The members of the Audit Committee currently are Richard J. Smith (Chair), Toan C. Huynh, and Mark D. McDade. The Board has determined that Mr. Smith qualifies as the Audit Committee “financial expert” within the meaning of SEC rules. During 2018, the Audit Committee held four meetings.

Code of Ethics
The Board has adopted a Code of Ethics that applies to all of our directors and officers, including our principal executive, principal financial, and principal accounting officers. The Code of Ethics is available on our website at www.grocerycenterreit3.com/investors/governance.

ITEM 11. EXECUTIVE COMPENSATION
Our executive officers are not our employees. They are employees of and compensated by our Phillips Edison sponsor, or one of its affiliates, in part for their services provided to us. We do not separately compensate our executive officers for their service as our officers.
Oversight of Executive Officer and Director Compensation
We do not have a standing compensation committee as we have no paid employees and our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of our advisor, PECO-Griffin REIT Advisor, LLC (the “Advisor”), and its affiliates, and are compensated by these entities, in part, for their services to us. Thus, we do not expect our Board to be required to act upon matters of executive compensation. Our Conflicts Committee is, however, expected to act upon the continuation, renewal or enforcement of the advisory agreement with our Advisor pursuant to which our Advisor receives fees and reimbursement of expenses from which our Advisor compensates our executive officers. Our Conflicts Committee is also responsible for discharging the Board’s responsibilities relating to the compensation of our directors and would be expected to act upon matters of executive compensation as necessary.

Compensation of Directors
Any member of the Board who is also an employee of our Advisor or our sponsors does not receive compensation for serving on the Board. We will pay each of our independent directors:

•	an annual retainer of $30,000;

•	$1,000 per each Board meeting attended;

•	$1,000 per each committee meeting attended;

•	an annual retainer of $5,000 for the Chair of the Audit Committee; and

•	an annual retainer of $3,000 for the Chair of the Conflicts Committee.
We also will reimburse our directors for their travel expenses incurred in connection with their attendance at Board and committee meetings.
We have provided below certain information regarding compensation paid to or earned by our directors during the year ended December 31, 2018. Mr. Edison, a non-independent director, does not receive compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash
Toan C. Huynh(1)	$3,995
Mark D. McDade(1)	3,995
Richard J. Smith	40,000
David W. Garrison(2)	33,154
(1) Ms. Huynh and Mr. McDade joined the Board on November 13, 2018 and received prorated retainers for 2018.
(2) Mr. Garrison retired from the Board on November 13, 2018 and received prorated retainers for 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Beneficial Ownership of Common Stock
The following table sets forth the common stock beneficially owned as of April 1, 2019 by our directors, executive officers, our directors and executive officers as a group, and any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock. The percentage of ownership is based on approximately 6,288,019 shares of Class A common stock, 74,343 shares of Class I common stock, and 174,987 shares of Class T common stock, and 6,537,349 total shares of common stock, in each case outstanding on April 1, 2019.

	Class A Common Stock		Class T Common Stock		Class I Common Stock		Ownership Percentage of All Common Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Ownership Percentage	Amount and Nature of Beneficial Ownership	Ownership Percentage	Amount and Nature of Beneficial Ownership	Ownership Percentage
Jeffrey S. Edison(1)	235,451	3.74%	—	*	—	*	3.60%
Toan C. Huynh	—	*	—	*	—	*	*
Mark D. McDade	—	*	—	*	—	*	*
Richard J. Smith	—	*	—	*	—	*	*
Devin I. Murphy	13,864	*	—	*	—	*	*
R. Mark Addy	37,220	*	—	*	—	*	*
Jennifer L. Robison	2,080	*	—	*	—	*	*
All directors and executive officers as a group (7 persons)	288,615	4.60%	—	*		*	4.41%
* Less than 1%
(1) Includes approximately 69,085 shares and 27,728 shares of Class A common stock held by our Phillips Edison sponsor and our Advisor, respectively, all of which are deemed to be beneficially owned by Jeffrey S. Edison, who controls our Phillips Edison sponsor and our Advisor. Our Advisor is jointly owned by Phillips Edison & Company, Inc. (the “Phillips Edison sponsor”) and Griffin Capital Company, LLC (the “Griffin sponsor”).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the advisory agreement with our Advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the Chair of our Audit Committee promptly. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described below.
Advisor
Our Advisor is jointly owned by our Phillips Edison sponsor and our Griffin sponsor. The Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy. We pay the Advisor an acquisition fee related to services provided in connection with the selection and purchase or origination of real estate and real estate-related investments. The acquisition fee is equal to an amount up to 2% of the contract purchase price of each property we acquire or originate, including any debt attributable to such investments.
Under the terms of the advisory agreement, we are required to reimburse the Advisor for cumulative organization and offering costs and future organization and offering costs it may incur on our behalf. All organization and offering costs incurred in connection with the private placement and public offering had been billed to us by the Advisor as of December 31, 2018. In connection with the public offering, the Advisor will pay organization and offering costs up to 1% of gross offering proceeds from the primary offering, which the Advisor intends to recoup through the receipt of a contingent advisor payment. We will reimburse the Advisor for any amounts in excess of 1% up to a maximum of 3.5% of gross offering proceeds from the primary offering.
We may pay the Advisor an additional contingent advisor payment of 2.15% of the contract purchase price of each property or other real estate investment we acquire during the public offering. The reimbursement of organization and offering costs, dealer manager fees, and the contingent advisor payment are subject to the contingent advisor payment holdback. As a result of the holdback, the initial $4.5 million reimbursable to the Advisor for these amounts related to the public offering shall be retained by us until the termination of the public offering, at which time such amount shall be paid to the Advisor or its affiliates. As of December 31, 2018, the contingent advisor payment holdback had not been reached; therefore, no reimbursement had been made to the Advisor.
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
We pay the Advisor a monthly asset management fee in connection with the ongoing management and monitoring of the performance of our investments. The asset management fee is paid monthly in an amount of one-twelfth of 1% of the aggregate cost of our assets. The Advisor may elect to receive the asset management fee in cash, units of our subsidiary operating partnership (“OP units”), our common stock, or any combination thereof. All asset management fees paid during the years ended December 31, 2018 and 2017 were paid in cash.
We will pay the Advisor or its affiliates for substantial assistance in connection with the sale of properties or other investments a disposition fee in an amount equal to 2% of the contract sales price of each property or other investment sold. For the years ended December 31, 2018 and 2017, we incurred no disposition fees as we did not sell any properties.
We reimburse the Advisor for direct expenses incurred, including certain personnel costs, related to sourcing, selecting, evaluating, and acquiring assets on our behalf. As of December 31, 2018 and 2017, we owed the Advisor $9,000 and $13,000, respectively, for general and administrative expenses paid on our behalf.

Summarized below are the fees earned by and the expenses reimbursable to Advisor, except for unpaid general and administrative expenses, which we disclosed above, for the years ended December 31, 2018 and 2017, and any related amounts unpaid as of December 31, 2018 and 2017 (in thousands):

	For the Period Ended December 31,		Unpaid Amount as of December 31,
	2018	2017	2018	2017
Acquisition fees	$635	$519	$—	$—
Acquisition expenses	106	56	—	—
Asset management fees	559	170	24	72
Organization and offering costs	2,514	1,961	4,501	2,000
Total	$3,814	$2,706	$4,525	$2,072
Our Advisor has made an initial investment in us through the purchase of 22,222 shares of our Class A common stock. The Advisor may not sell any of these shares while serving as the Advisor. As of December 31, 2018, the Advisor owned 27,728 shares of our Class A common stock.
Property Manager
Our real property is managed and leased by Phillips Edison Grocery Center Operating Partnership I, L.P. (the “Manager”). The Manager hires, directs and establishes policies for employees who have direct responsibility for the operations of each real property it manages, which may include, but is not limited to, on-site managers and building and maintenance personnel. Certain employees of the Manager and its affiliates may be employed on a part-time basis and may also be employed by us or certain of our affiliates. The Manager also directs the purchase of equipment and supplies, supervises all maintenance activity, and manages real properties for certain affiliates of the Manager and other third parties.
We pay to the Manager a monthly property management fee equal to 4% of the gross receipts of each property managed by the Manager. In addition to the property management fee, if the Manager provides leasing services with respect to a property, we will pay the Manager leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. If we engage the Manager to provide construction management or development services with respect to a particular property, we will pay a construction management fee or a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the property.
We reimburse the costs and expenses incurred by the Manager on our behalf, including employee compensation, legal, tax, travel and other out-of-pocket expenses that are directly related to the management of specific properties, as well as fees and expenses of third-party accountants.
Summarized below are the fees earned by and the expenses reimbursable to the Manager or its affiliates for the years ended December 31, 2018 and 2017, and any related amounts unpaid as of December 31, 2018 and 2017 (in thousands):

	For the Period Ended December 31,		Unpaid Amount as of December 31,
	2018	2017	2018	2017
Property management fees	$256	$53	$9	$—
Leasing commissions	151	21	21	—
Construction management fees	152	4	28	2
Other fees and reimbursements	341	248	77	70
Total	$900	$326	$135	$72
Dealer Manager
Our dealer manager is Griffin Capital Securities, LLC, a Delaware limited liability company and an affiliate of our Advisor and our Griffin sponsor. Our dealer manager will provide wholesaling, sales promotional and marketing services to us in connection with this offering. Specifically, our dealer manager will ensure compliance with SEC rules and regulations and FINRA rules relating to the sales process. In addition, our dealer manager will oversee participating broker-dealer relationships, assist in the assembling of prospectus kits, assist in the due diligence process and ensure proper handling of investment proceeds.
With respect to shares of our Class T common stock, generally, we may pay our dealer manager up to 3.0% of gross offering proceeds from the sale of shares of our Class T common stock pursuant to the Primary Offering (all or a portion of which may be reallowed by our dealer manager to participating broker-dealers), of which 1.0% of the gross offering proceeds will be funded by us and up to 2.0% of the gross offering proceeds will be funded by our Advisor. With respect to shares of our Class I common stock, generally, we may pay our dealer manager up to an amount equal to 1.5% of gross offering proceeds from the sale of shares of our Class I common stock pursuant to the Primary Offering (all or a portion of which may be reallowed by our dealer manager to participating broker-dealers), all of which will be funded by our Advisor. However, our Advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the contingent advisor payment as part of our acquisition fees, as described above. To the extent that the dealer manager fee is less than 3.0% for any Class T shares sold and less than 1.5% for any Class I shares sold, such shares will have a corresponding reduction in the applicable purchase price. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP.

The following table summarizes the dealer manager fees, selling commissions, and stockholder servicing fees for shares of common stock for the years ended December 31, 2018 and 2017, and any related amounts unpaid as of December 31, 2018 and 2017 (in thousands):

	For the Period Ended December 31,		Unpaid Amount as of December 31,
	2018	2017	2018	2017
Dealer manager fees	$1,700	$2,437	$21	$—
Selling commissions	(171)	1,003	—	—
Stockholder servicing fees	40	—	40	—
Total	$1,569	$3,440	$61	$—
Joint Venture
As of December 31, 2018, we have an outstanding payable of $0.1 million related to activity on the properties contributed to the joint venture with The Northwestern Mutual Life Insurance Company.
Director Independence
Under our charter, an independent director is a person who is not associated and has not been associated within the last two years, directly or indirectly, with our sponsor or advisor or any of their affiliates. A director is deemed to be associated with our sponsor or advisor if he or she owns an interest in, is employed by, is an officer or director of, or has any material business or professional relationship with us, our advisor or any of their affiliates, performs services (other than as a director) for us, is a director for more than three REITs organized by the sponsor or advised by the advisor, or has any material business or professional relationship with the sponsor, advisor or any of their affiliates. A business or professional relationship will be deemed material if the gross income derived by the director from us, the advisor or any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the sponsor, advisor or any of their affiliates or the company.
In addition, although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the Audit Committee and Conflicts Committee, are “independent” as defined by the New York Stock Exchange (the “NYSE”). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the Board must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The Board has determined that each of Toan C. Huynh, Mark D. McDade, and Richard J. Smith is “independent” as defined by the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Preapproval Policies
The Audit Committee Charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted nonaudit services (including the fees and terms thereof), in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” preapproval, it will require “specific” preapproval by the Audit Committee. Additionally, any proposed services exceeding “general” preapproved cost levels will require specific preapproval by the Audit Committee.
All requests or applications for services to be provided by the independent auditor that do not require specific preapproval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general preapproval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Audit Committee Chair has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Audit Committee Chair in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.
All services rendered by Deloitte & Touche LLP for the year ended December 31, 2018 were preapproved in accordance with the policies and procedures described above.

Audit Fees
The following table presents the aggregate fees billed for professional services provided by Deloitte & Touche LLP for the annual audit of our consolidated financial statements in 2018 and 2017 and for audit-related, tax, and other services performed in 2018 and 2017.

	2018	2017
Audit fees(1)	$368,000	$175,641
Audit-related fees(2)	24,892	36,155
Tax fees	—	—
All other fees	—	—
Total fees	$392,892	$211,796
(1) Includes aggregate fees billed for annual audit and quarterly reviews of our consolidated financial statements, including services related to the Company’s adoption of certain new accounting pronouncements.
(2) Includes fees billed for services reasonably related to the performance of the audit and review of the consolidated financial statements, including services related to the review of our registration statement.

w PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b)         Exhibits

Ex.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 4th day of April 2019.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.

By:	/s/ JEFFREY S. EDISON
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer