Form 10-Q
period 2019-06-30
Phillips Edison Grocery Center REIT III, Inc.
filed 2019-08-08
CIK 1688016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
As of August 1, 2019, there were 6.3 million outstanding shares of Class A common stock, 0.1 million outstanding shares of Class I common stock, and 0.3 million outstanding shares of Class T common stock of the Registrant.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
FORM 10-Q

w PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Investment in real estate:
Land and improvements	$22,307	$8,804
Building and improvements	34,576	18,953
In-place lease assets	4,973	2,246
Above-market lease assets	1,047	229
Total investment in real estate assets	62,903	30,232
Accumulated depreciation and amortization	(2,158)	(820)
Net investment in real estate assets	60,745	29,412
Investment in unconsolidated joint venture	4,543	4,725
Total investment in real estate assets, net	65,288	34,137
Cash and cash equivalents	1,894	11,481
Deferred financing expenses, net	142	661
Other assets, net	1,370	2,498
Total assets	$68,694	$48,777
LIABILITIES AND EQUITY
Liabilities:
Debt obligation	$20,500	$—
Below-market lease liabilities, net	965	679
Accounts payable – affiliates	2,872	4,864
Deferred income	264	232
Accounts payable and other liabilities	1,012	770
Total liabilities	25,613	6,545
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized, and zero issued and
outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock - Class A, $0.01 par value per share, 75,000 shares authorized, 6,306 and
6,425 shares issued and outstanding, at June 30, 2019 and December 31, 2018, respectively	63	64
Common stock - Class T, $0.01 par value per share, 750,000 shares authorized, 319 and 98
shares issued and outstanding, at June 30, 2019 and December 31, 2018, respectively	3	1
Common stock - Class I, $0.01 par value per share, 75,000 shares authorized, 114 and 29
shares issued and outstanding, at June 30, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	58,919	55,114
Accumulated deficit	(15,905)	(12,947)
Total equity	43,081	42,232
Total liabilities and equity	$68,694	$48,777
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$1,533	$1,626	$3,039	$2,992
Other property income	—	7	10	14
Total revenues	1,533	1,633	3,049	3,006
Expenses:
Property operating	211	243	439	471
Real estate taxes	185	391	385	714
General and administrative	493	624	986	947
Depreciation and amortization	612	661	1,288	1,267
Total expenses	1,501	1,919	3,098	3,399
Other:
Interest expense, net	(735)	(351)	(1,079)	(695)
Other income (expense), net	17	(82)	142	(88)
Net loss	$(686)	$(719)	$(986)	$(1,176)
Earnings per common share:
Loss per share - basic and diluted	$(0.10)	$(0.11)	$(0.15)	$(0.20)
Weighted-average common shares outstanding:
Basic and diluted	6,673	6,344	6,625	5,951
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2019 and 2018
	Common Stock Par Value			Additional Paid-in Capital	Stock Dividend to be Distributed	Accumulated Deficit	Total Equity
	Class A	Class T	Class I
Balance at April 1, 2018	$63	$—	$—	$55,359	$—	$(9,258)	$46,164
Issuance of common stock	—	—	—	7	—	—	7
Distribution Reinvestment Plan (“DRIP”)	1	—	—	404	—	—	405
Common distributions declared, $0.15 per share	—	—	—	—	—	(948)	(948)
Offering costs	—	—	—	(2,010)	—	—	(2,010)
Net loss	—	—	—	—	—	(719)	(719)
Balance at June 30, 2018	$64	$—	$—	$53,760	$—	$(10,925)	$42,899

Balance at April 1, 2019	$63	$2	$1	$54,588	$—	$(14,220)	$40,434
Issuance of common stock	—	1	—	1,893	—	—	1,894
Share repurchases	—	—	—	(55)	—	—	(55)
DRIP	—	—	—	374	—	—	374
Common distributions declared, $0.15 per share	—	—	—	—	—	(999)	(999)
Offering costs	—	—	—	2,119	—	—	2,119
Net loss	—	—	—	—	—	(686)	(686)
Balance at June 30, 2019	$63	$3	$1	$58,919	$—	$(15,905)	$43,081

	Six Months Ended June 30, 2019 and 2018
	Common Stock Par Value			Additional Paid-in Capital	Stock Dividend to be Distributed	Accumulated Deficit	Total Equity
	Class A	Class T	Class I
Balance at January 1, 2018	$45	$—	$—	$38,836	$644	$(6,477)	$33,048
Issuance of common stock	16	—	—	16,206	(644)	—	15,578
DRIP	1	—	—	707	—	—	708
Common distributions declared, $0.30 per share	—	—	—	—	—	(1,771)	(1,771)
Stock dividends declared, 0.0289 shares per share	2	—	—	1,499	—	(1,501)	—
Offering costs	—	—	—	(3,488)	—	—	(3,488)
Net loss	—	—	—	—	—	(1,176)	(1,176)
Balance at June 30, 2018	$64	$—	$—	$53,760	$—	$(10,925)	$42,899

Balance at January 1, 2019	$64	$1	$—	$55,114	$—	$(12,947)	$42,232
Issuance of common stock	—	2	1	3,119	—	—	3,122
Share repurchases	(2)	—	—	(1,869)	—	—	(1,871)
DRIP	1	—	—	737	—	—	738
Common distributions declared, $0.30 per share	—	—	—	—	—	(1,972)	(1,972)
Offering costs	—	—	—	1,818	—	—	1,818
Net loss	—	—	—	—	—	(986)	(986)
Balance at June 30, 2019	$63	$3	$1	$58,919	$—	$(15,905)	$43,081
See notes to consolidated financial statements.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(986)	$(1,176)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,288	1,269
Amortization of deferred financing expense	153	269
Loss on write-off of deferred financing expense	366	—
Non-cash rental income adjustments	(129)	(89)
Earnings from unconsolidated joint venture	(18)	—
Changes in operating assets and liabilities:
Other assets, net	1,251	(104)
Accounts payable - affiliates	(81)	7
Accounts payable and other liabilities	268	222
Net cash provided by operating activities	2,112	398
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(31,730)	(13,345)
Capital expenditures	(593)	(260)
Return of investment in unconsolidated joint venture	200	—
Net cash used in investing activities	(32,123)	(13,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in credit facility	20,500	(2,000)
Proceeds from issuance of common stock	3,122	15,578
Distributions paid, net of DRIP	(1,234)	(964)
Payment of offering costs	(93)	(1,587)
Repurchases of common stock	(1,871)	—
Net cash provided by financing activities	20,424	11,027
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,587)	(2,180)
CASH AND CASH EQUIVALENTS
Beginning of period	11,481	2,659
End of period	$1,894	$479

SUPPLEMENTAL CASH FLOW DISCLOSURE, INCLUDING NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$541	$420
Accrued capital expenditures	11	48
Change in offering costs payable, net	(1,911)	1,902
Change in distributions payable	—	99
Stock dividends distributed	—	1,501
Distributions reinvested	738	708
See notes to consolidated financial statements.

Phillips Edison Grocery Center REIT III, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Pursuant to our Registration Statement on Form S-11 (SEC Registration No. 333-217924), as amended (“Registration Statement”), declared effective on May 8, 2018, we offered to the public (“Public Offering”) (i) $1.5 billion in shares of common stock in the primary offering, consisting of two classes of shares, Class T and Class I, at purchase prices of $10.42 per share and $10.00 per share, respectively, with discounts available to some categories of investors with respect to Class T shares (“Primary Offering”), and (ii) $0.2 billion in Class A, Class T, and Class I shares of our common stock pursuant to the DRIP at a price of $9.80 per share. In connection with a review of potential strategic alternatives, on June 12, 2019, our Board of Directors (“Board”) approved the suspension of the Public Offering and the share repurchase program (“SRP”), effective June 14, 2019.
As of June 30, 2019, we raised $1.1 million and $3.3 million in gross offering proceeds from the issuance of Class I shares and Class T shares, respectively, inclusive of the DRIP, as well as $1.6 million in gross offering proceeds from the issuance of Class A shares pursuant to the DRIP as a part of the Public Offering. For more detail on the DRIP, see Note 9.
We retained Griffin Capital Securities, LLC (“Dealer Manager”) to serve as the dealer manager of the Public Offering. The Dealer Manager is responsible for marketing our shares in the Public Offering. Our advisor is PECO-Griffin REIT Advisor LLC (“Advisor”), a Delaware limited liability company that is jointly owned indirectly by Phillips Edison & Company, Inc. (“Phillips Edison sponsor” or “PECO”) and Griffin Capital Company, LLC (“Griffin sponsor”). Under the terms of the advisory agreement between the Advisor and us, the Advisor is responsible for the management of our day-to-day activities and the implementation of our investment strategy on our behalf, subject to the supervision of our Board of Directors.
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
In November 2018, we entered into a joint venture (“Joint Venture”) with Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) to create Grocery Retail Partners II LLC (“GRP II”). We contributed our ownership interests in three grocery-anchored shopping centers to the Joint Venture in exchange for $41.3 million in cash and a 10% ownership interest in the Joint Venture, and Northwestern Mutual made an initial capital contribution to the Joint Venture equal to $42.6 million in cash in exchange for a 90% ownership interest in the Joint Venture. See Note 5 for additional details regarding this unconsolidated joint venture.
As of June 30, 2019, we owned fee simple interests in three properties acquired from third parties unaffiliated with us or our Advisor. In addition, we owned a 10% equity interest in GRP II, which owned three properties as of June 30, 2019.

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
Other than those noted below, there have been no changes to our significant accounting policies during the six months ended June 30, 2019. For a full summary of our accounting policies, refer to our 2018 Annual Report on Form 10-K filed with the SEC on March 15, 2019.
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to our audited consolidated financial statements for the year ended December 31, 2018, which are included in our 2018 Annual Report on Form 10-K. In the opinion of management, all normal and recurring adjustments necessary for the fair presentation of the unaudited consolidated financial statements for the periods presented have been included in this Quarterly Report. Our results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the operating results expected for the full year.
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
If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (i.e., the lessee is the owner), then the leased asset is the unimproved space and any tenant allowances funded under the lease are treated as lease incentives, which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors in evaluating whether the lessee or we are the owner of the tenant improvements for accounting purposes. These factors include:

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
Historically, we periodically reviewed the collectability of outstanding receivables. Following the adoption of ASC 842, as of January 1, 2019, lease receivables are reviewed continually to determine whether or not it is likely that we will realize all amounts receivable for each of our tenants (i.e., whether a tenant is deemed to be a credit risk). If we determine that the tenant is not a credit risk, no reserve or reduction of revenue is recorded, except in the case of disputed charges. If we determine that the tenant is a credit risk, revenue for that tenant is recorded on a cash basis, including any amounts relating to straight-line rent receivables and/or receivables for recoverable expenses. Under ASC 842, the aforementioned adjustments as well as any reserve for disputed charges are recorded as a reduction of Rental Income rather than in Property Operating, where our reserves were previously recorded, on the consolidated statements of operations.
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
ASC 610-20 refers to the revenue recognition principles under ASC Topic 606, Revenue from Contracts with Customers. Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset, and the arrangement meets the criteria to be accounted for as a contract, we would de-recognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. Further, we may defer a tax gain through an Internal Revenue Code (the “Code”) Section 1031 like-kind exchange by purchasing another property within a specified time period.
Reclassifications—The following line item on our consolidated balance sheets as of December 31, 2018, was reclassified to conform to current year presentation:

•	Deferred Income was separated out from Accounts Payable and Other Liabilities.
The following line item on our consolidated statements of operations for the three and six months ended June 30, 2018, was reclassified to conform to current year presentation:

•	Tenant Recovery was combined with Rental Income.
The following line items on our consolidated statements of cash flows for the six months ended June 30, 2018, were reclassified to conform to current year presentation:

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
Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses
(Topic 326):
Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Financial Instruments - Credit Losses (Topic 326): Codification Improvements
ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief

The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. It clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842. It also allows election of the fair value option on certain financial instruments. This update is effective for public entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted after December 15, 2018.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2018-13, Fair Value Measurement (Topic 820)
This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the Financial Accounting Standards Board’s disclosure framework project. It is effective for annual and interim reporting periods beginning after December 15, 2019, but early adoption is accepted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
This ASU amends two aspects of the related-party guidance in ASC 810: (1) adds an elective private-company scope exception to the variable interest entity guidance for entities under common control and (2) indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. All entities are required to apply the amendments in this update retrospectively with a cumulative effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted.
		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
This ASU amends a variety of topics, improving certain aspects of previously issued ASUs, including ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendment is effective for fiscal years beginning after December 15, 2019, with early adoption permitted.

		January 1, 2020	We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

The following table provides a brief description of newly adopted accounting pronouncements and their effect on our consolidated financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)

ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842

ASU 2018-10, Codification Improvements to Topic 842, Leases

ASU 2018-11, Leases (Topic 842): Targeted Improvements

ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors

ASU 2019-01, Leases (Topic 842): Codification Improvements
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
- Practical expedient which permits us as a lessor not to separate non-lease components, such as common area maintenance reimbursements, from the associated lease component, provided that the timing and pattern of transfer of the services are substantially the same. Because of our decision to elect this practical expedient, we will no longer present our Rental Income and Tenant Recovery Income amounts separately on our consolidated statements of operations, and have reclassified Tenant Recovery Income amounts to Rental Income for all periods presented on the consolidated statements of operations and comprehensive income (loss).
- Practical expedient which permits us not to record a right of use (“ROU”) asset or lease liability related to leases of twelve months or fewer, but instead allows us to record expense related to any such leases as it is incurred.

3. LEASES
Standard Adoption—Effective January 1, 2019, we adopted ASU 2016-02, Leases. This standard was adopted in conjunction with the related updates, ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Leases (Topic 842): Targeted Improvements; and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, collectively “ASC 842,” using a modified-retrospective approach, as required. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The adoption of ASC 842 did not result in any adjustments to the current period’s opening balances on the consolidated balance sheets.
Beginning January 1, 2019, operating lease receivables are accounted for under ASC 842, which requires us to recognize changes in the collectability assessment for an operating lease as an adjustment to lease income. For the year ended December 31, 2018, approximately $49,000 of bad debt expense was recorded as Property Operating on our consolidated statements of operations, which would have been recorded as a reduction to Rental Income under the new standard. For the three and six months ended June 30, 2019, the reduction to Rental Income for rental activity deemed uncollectible was not material.
Lessor—The majority of our leases are largely similar in that the leased asset is retail space within our properties, and the lease agreements generally contain similar provisions and features, without substantial variations. All of our leases are currently classified as operating leases.

Approximate future fixed contractual lease payments to be received under non-cancelable operating leases in effect as of June 30, 2019, assuming no new or renegotiated leases or option extensions on lease agreements, are as follows (in thousands):

Year	Amount
Remaining 2019	$2,259
2020	4,073
2021	3,423
2022	2,972
2023	2,185
2024 and thereafter	10,650
Total	$25,562
Ahold Delhaize comprised 19.3% of our aggregate annualized base rent (“ABR”) as of June 30, 2019. As a result, our portfolio is particularly susceptible to adverse economic developments for Ahold Delhaize. We do not believe the risk of default, store closure, or bankruptcy is high at this time.
Lessee—As of June 30, 2019, we were not party to any leases in which we are the lessee.

4. REAL ESTATE ACQUISITIONS
Acquisitions—One real estate asset was acquired during the six months ended June 30, 2019 (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage
Ashburn Farm Market Center	Ashburn, VA	Ahold Delhaize	1/11/2019	$31,730	91,905
One real estate asset was acquired during the six months ended June 30, 2018 (dollars in thousands):

Property Name	Location	Anchor Tenant	Acquisition Date	Purchase Price	Square Footage
Albertville Crossing(1)	Albertville, MN	Coborn’s	2/21/2018	$13,155	99,013

(1)	This property was contributed to the Joint Venture in November 2018.
Both of these acquisitions were classified as asset acquisitions. As such, most acquisition costs were capitalized and are included in the total purchase prices shown above.
The fair value and weighted-average useful lives for in-place, above-market, and below-market lease intangibles acquired during the six months ended June 30, 2019, and 2018, are as follows (useful life in years and dollars in thousands):

	June 30, 2019		June 30, 2018
	Fair Value	Weighted-Average Useful Life	Fair Value	Weighted-Average Useful Life
In-place leases	$2,727	9	$1,632	9
Above-market leases	818	11	82	7
Below-market leases	(346)	5	(93)	8

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
In November 2018, we entered into an agreement (the “Joint Venture Agreement”) with Northwestern Mutual to create the Joint Venture. Under the terms of the Joint Venture Agreement, we contributed all of our ownership interests in three grocery-anchored shopping centers for a 10% ownership interest in the Joint Venture and $41.3 million in cash.

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
The following table summarizes the operating information of the Joint Venture. We did not hold any investments in unconsolidated joint ventures during the three and six months ended June 30, 2018 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Income from unconsolidated joint venture	$13	$18
Distributions from unconsolidated joint venture	60	200

6. INTANGIBLE ASSETS AND LIABILITIES
Intangible Assets and Liabilities—Intangible assets and liabilities consisted of the following amounts as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In-place lease assets	$4,973	$(575)	$2,246	$(195)
Above-market lease assets	1,047	(80)	229	(18)
Below-market lease liabilities	(1,058)	93	(713)	34
Summarized below is the amortization recorded on the intangible assets and liabilities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
In-place lease assets	$176	$162	$380	$309
Above-market lease assets	27	36	60	70
Below-market lease liabilities	(29)	(33)	(59)	(65)
Estimated future amortization of the respective acquired intangible lease assets and liabilities as of June 30, 2019, for each of the next five years is as follows (in thousands):

Year	In-Place Leases	Above-Market Leases	Below-Market Leases
Remaining 2019	$352	$58	$(58)
2020	704	117	(116)
2021	704	117	(116)
2022	601	117	(116)
2023	361	117	(93)

7. DEBT OBLIGATION
As of June 30, 2019, we had a $35 million unsecured revolving credit facility, with an interest rate spread of 1.8% plus LIBOR based on our leverage ratio. The revolving credit facility requires interest-only payments until it matures in March 2021 and has two six-month extension options. In June 2019, we reduced the capacity of our revolving credit facility from $125 million to $35 million. This change was classified as a debt modification and, as such, resulted in a write-off of deferred financing expenses of approximately $0.4 million.
The interest rate on our revolving credit facility approximated the market interest rate, and as such, the fair value and recorded value of our debt was $20.5 million as of June 30, 2019.
The following is a summary of the outstanding principal balance of our debt obligation, borrowing availability, and corresponding interest rate as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Outstanding principal balance	$20,500	$—
Borrowing availability(1)	14,500	15,764
Interest rate	4.5%	4.6%

(1)	Availability is subject to certain covenant-based restrictions. This represents the amount available for borrowing as of the relevant period end dates.
Gross borrowings under our revolving credit facility were $22 million and $26 million, and gross payments on our revolving credit facility were $1.5 million and $28 million during the six months ended June 30, 2019 and 2018, respectively.

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
Distributions and Stock Dividends—We have adopted a DRIP that allows stockholders to reinvest cash distributions in additional shares of our common stock at a price equal to $9.80 per share. Prior to the commencement of the Public Offering in May 2018, the DRIP price was $9.50 per share. Cash distributions are paid to stockholders of record based on the number of daily shares owned by each stockholder during the period covered by the declaration. Such distributions are issued on the first business day after the end of each month. In connection with the suspension of the Public Offering as discussed in Note 1, the DRIP was suspended effective June 14, 2019.
Share Repurchase Program—Our share repurchase plan may provide a limited opportunity for stockholders to have shares of common stock repurchased, subject to certain restrictions and limitations, at a price equal to or at a discount from the purchase price paid for the shares being repurchased. The cash available for repurchases on any particular date will generally be limited to the proceeds from the DRIP during the preceding four fiscal quarters, less amounts already used for repurchases since the beginning of that period. In connection with the suspension of the Public Offering as discussed in Note 1, the SRP was suspended effective June 14, 2019.

Common Stock Activity—The following table summarizes the changes in our outstanding shares of common stock for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019 and 2018
	Common Stock
	Class A	Class T	Class I	Total
Balance at April 1, 2018	6,315	—	—	6,315
Common stock issued	—	—	—	—
DRIP	43	—	—	43
Balance at June 30, 2018	6,358	—	—	6,358

Balance at April 1, 2019	6,276	175	73	6,524
Common stock issued	—	143	40	183
DRIP	35	1	1	37
Shares repurchased	(5)	—	—	(5)
Balance at June 30, 2019	6,306	319	114	6,739

	Six Months Ended June 30, 2019 and 2018
	Common Stock
	Class A	Class T	Class I	Total
Balance at January 1, 2018	4,502	—	—	4,502
Common stock issued	1,566	—	—	1,566
DRIP	75	—	—	75
Stock dividends	215	—	—	215
Balance at June 30, 2018	6,358	—	—	6,358

Balance at January 1, 2019	6,425	98	29	6,552
Common stock issued	—	219	84	303
DRIP	72	2	1	75
Shares repurchased	(191)	—	—	(191)
Balance at June 30, 2019	6,306	319	114	6,739

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
Organization and Offering Costs, Contingent Advisor Payment, and Holdback—Under the terms of the Advisory Agreement, we are required to reimburse the Advisor for cumulative organization and offering costs and future organization and offering costs it may incur on our behalf. In connection with the Public Offering, the Advisor will pay organization and offering costs up to 1% of gross offering proceeds from the Primary Offering, which the Advisor intends to recoup through the receipt of a contingent advisor payment. We will reimburse the Advisor for any amounts in excess of 1% up to a maximum of 3.5% of gross offering proceeds from the Primary Offering. All organization and offering costs incurred in connection with the private placement and public offering had been billed to us, to the extent allowed, by the Advisor as of June 30, 2019.
We will reimburse the Advisor through an additional contingent advisor payment of 2.15% of the contract purchase price of each property or other real estate investments we acquire during the Public Offering. The reimbursement of organization and offering costs, dealer manager fees, and the contingent advisor payment are subject to the contingent advisor payment holdback. As a result of the holdback, the initial $4.5 million reimbursable to the Advisor for these amounts related to the Public Offering shall be retained by us until the termination of the Public Offering, at which time such amount shall be paid to the Advisor or its affiliates. As of June 30, 2019, the contingent advisor payment holdback had not been reached; therefore, no reimbursement had been made to the Advisor.
Asset Management Fee—We pay the Advisor a monthly asset management fee in connection with the ongoing management and monitoring of the performance of our investments. The asset management fee is paid monthly in an amount of one-twelfth of 1% of the cost of our assets, as defined under the Advisory Agreement. The Advisor may elect to receive the asset management fee in cash, units of the Operating Partnership (“OP units”), common stock, or any combination thereof. All asset management fees paid during the six months ended June 30, 2019 and 2018, were paid in cash.
Disposition Fee—We will pay the Advisor or its affiliates for substantial assistance in connection with the sale of properties or other investments a disposition fee in an amount equal to 2% of the contract sales price of each property or other investment sold. For the six months ended June 30, 2019 and 2018, we incurred no disposition fees as we did not sell any properties.
Acquisition Expenses—We reimburse the Advisor for direct expenses incurred, including certain personnel costs, related to sourcing, selecting, evaluating, and acquiring assets on our behalf.
General and Administrative Expenses—As of June 30, 2019 and December 31, 2018, we owed the Advisor $10,000 and $9,000, respectively, for general and administrative expenses paid on our behalf.
Summarized below are the fees earned by and the expenses reimbursable to the Advisor, except for unpaid general and administrative expenses, which we disclosed above, and any related amounts unpaid as of June 30, 2019 and December 31, 2018 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Acquisition fees(1)	$—	$—	$617	$256	$—	$—
Acquisition expenses(1)	—	45	62	72	—	—
Asset management fees(2)	150	135	292	257	101	24
Organization and offering costs(3)	(2,275)	—	(2,056)	—	2,458	4,501
Total	$(2,125)	$180	$(1,085)	$585	$2,559	$4,525

(1)
The majority of acquisition fees and expenses are capitalized and allocated to the related investment in real estate assets on the consolidated balance sheets based on the acquisition-date fair values of the respective assets and liabilities acquired.

(2)	Asset management fees are presented as General and Administrative on the consolidated statements of operations.

(3)
In connection with the suspension of the Public Offering, we reduced our organization and offering costs liability for the Public Offering to the amount owed under the Advisory Agreement. This amount is limited to 3.5% of gross offering proceeds from the Primary Offering, with the organization and offering costs incurred up to the first 1.0% of gross proceeds subject to reimbursement through the contingent advisor payment as discussed previously.

Our organization and offering costs liability for private placement was $2.3 million as of June 30, 2019 and December 31, 2018. In connection with the suspension of the Public Offering, effective June 14, 2019, the organization and offering costs liability for the Public Offering was reduced to $0.2 million, which is the amount owed under the Advisory Agreement. This resulted in a reduction to Accounts Payable — Affiliates and an increase to Additional Paid-in Capital on our consolidated balance sheets. Our organization and offering costs liability for the Public Offering was $2.2 million as of December 31, 2018.
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

Summarized below are the fees earned by and the expenses reimbursable to the Manager, and any related amounts unpaid as of June 30, 2019 and December 31, 2018 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Property management fees(1)	$65	$70	$108	$116	$21	$9
Leasing commissions(2)	89	25	106	53	—	21
Construction management fees(2)	22	53	23	56	6	28
Other fees and reimbursements(3)	105	56	230	105	72	77
Total	$281	$204	$467	$330	$99	$135

(1)	The property management fees are included in Property Operating on the consolidated statements of operations.

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
The following table summarizes the dealer manager fees, selling commissions, and stockholder servicing fees for shares of common stock, and any related amounts unpaid as of June 30, 2019 and December 31, 2018 (in thousands):

	Three Months Ended		Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Dealer manager fees	$51	$—	$78	$1,682	$76	$21
Selling commissions	44	—	68	(214)	—	—
Stockholder servicing fees(1)	61	—	92	—	128	40
Total	$156	$—	$238	$1,468	$204	$61

(1)
Stockholder servicing fees are included in Offering Costs on the consolidated statements of equity and included in Accounts Payable-Affiliates on the consolidated balance sheets. We will accrue the full cost of the stockholder servicing fee as an offering cost at the time each Class T share is sold during the Public Offering.

Share Purchases by Advisor—Our Advisor has made an initial investment in us through the purchase of 22,222 shares of our Class A common stock. The Advisor may not sell any of these shares while serving as the Advisor. As of June 30, 2019, our Advisor and PECO owned 27,728 and 69,085 shares of our Class A common stock, respectively.
Joint Venture Payable—As of December 31, 2018, we had a payable to the Joint Venture of approximately $0.1 million. The balance was paid in the first quarter of 2019.

11. SUBSEQUENT EVENTS
Distributions—Cash distributions equal to a daily amount of $0.00164384 per share of common stock outstanding were paid subsequent to June 30, 2019, to the stockholders of record from June 1, 2019 through July 31, 2019, as follows:

Distribution Period	Date Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through the DRIP	Net Cash Distribution
June 1, 2019 through June 30, 2019	7/1/2019	$332	$—	$332
July 1, 2019 through July 31, 2019	8/1/2019	343	—	343
The distributions for August 2019 were previously authorized by our Board and are expected to be paid on September 3, 2019.

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

Overview
Organization—We completed a private placement offering of shares of Class A common stock to accredited investors. We ceased the private offering during the first quarter of 2018. Pursuant to our Registration Statement on Form S-11, as amended, declared effective in May 2018, we offered to the public (i) $1.5 billion in shares of common stock in the Primary Offering, consisting of two classes of shares, Class T and Class I, at purchase prices of $10.42 per share and $10.00 per share, respectively, with discounts available to some categories of investors with respect to Class T shares, and (ii) $0.2 billion in Class A, Class T, and Class I shares of our common stock pursuant to the DRIP at a price of $9.80 per share. In connection with a review of potential strategic alternatives, on June 12, 2019, our Board of Directors (“Board”) approved the suspension of the Primary Offering and the offering pursuant to the DRIP (together, the “Public Offering”) and the share repurchase program (“SRP”), effective June 14, 2019. The Board believes it is in the best interests of the Company and its stockholders to suspend the Public Offering to allow the Board to evaluate potential strategic alternatives.
We invest primarily in well-occupied, grocery-anchored neighborhood and community shopping centers leased to a mix of national, regional, and local creditworthy tenants selling necessity-based goods and services in strong demographic markets throughout the United States. In addition, we may invest in other retail properties including power and lifestyle shopping centers, multi-tenant shopping centers, free-standing single-tenant retail properties, and other real estate and real estate-related loans and securities depending on real estate market conditions and investment opportunities that we determine are in the best interests of our stockholders. As of June 30, 2019, we wholly owned three shopping centers acquired from third parties unaffiliated with us or our Advisor.
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
Equity Raise Activity—During the private placement offering, we raised $57.7 million in gross offering proceeds from the issuance of 5.9 million Class A shares, inclusive of the DRIP. As of June 30, 2019, we raised through the Public Offering approximately $1.1 million and $3.3 million in gross offering proceeds from the issuance of Class I and Class T shares, respectively, inclusive of the DRIP, as well as $1.6 million in gross offering proceeds from the issuance of Class A shares pursuant to the DRIP.

Portfolio—Below are statistical highlights of our portfolio as of June 30, 2019:

	Wholly-Owned Portfolio	Joint Venture Properties
Number of properties	3	3
Number of states	3	3
Total square feet (in thousands)	251	312
Leased % of rentable square feet	96.6%	94.6%
Average remaining lease term (in years)(1)	5.4	4.8

(1)	The average remaining lease term in years excludes future options to extend the term of the lease.
Lease Expirations—The following chart shows, on an aggregate basis, all of the scheduled lease expirations after June 30, 2019, for each of the next ten years and thereafter for our three properties, as well as the pro rata share of the three properties owned by GRP II. The following chart also shows the leased square feet and annual base rent (“ABR”) represented by the applicable lease expiration year:
Portfolio Tenancy—Prior to the acquisition of a property, we assess the suitability of the anchor tenant and other tenants in light of our principal investment objectives, namely, preserving capital, providing stable cash flows for distributions, realizing growth in value of our assets upon sale of such assets, and providing our investors with the potential for future liquidity. Generally, we assess the strength of the tenant by consideration of company factors, such as its financial strength and market share in the geographic area of the property, as well as location-specific factors, such as the store’s sales, local competition, and demographics. When assessing the tenancy of the non-anchor space at the property, we consider the tenant mix at each property in light of our portfolio, the proportion of national and national franchise tenants, the creditworthiness of specific tenants, and the timing of lease expirations. When evaluating non-national tenancy, we attempt to obtain credit enhancements to leases, which typically come in the form of deposits and/or guarantees from one or more individuals. Ahold Delhaize comprised 19.3% of our aggregate ABR as of June 30, 2019. As a result, our portfolio is particularly susceptible to adverse economic developments for Ahold Delhaize. We do not believe the risk of default, store closure, or bankruptcy is high at this time.

We define national tenants as those tenants that operate in at least three states. Regional tenants are defined as those tenants that have at least three locations. The following charts present the composition of our portfolio, including the pro rata share of the three properties held by GRP II, by tenant type as of June 30, 2019:

The following charts present the composition of our portfolio, including the pro rata share of the three properties held by GRP II, by tenant industry, as of June 30, 2019:

Results of Operations
We wholly owned three properties as of June 30, 2019. We owned four properties as of June 30, 2018, and in November 2018, we contributed three properties to the Joint Venture. Unless otherwise discussed below, the year-over-year comparative differences for the three and six months ended June 30, 2019 and 2018, are almost entirely attributable to the number of properties owned and the length of ownership of these properties. Due to the acquisition activity during 2018 and 2019, and contribution of properties to the Joint Venture in November 2018, our 2018 results are not expected to be indicative of our 2019 results.

Summary of Operating Activities for the Three Months Ended June 30, 2019 and 2018
(in thousands, except per share amounts)

	2019	2018	Favorable (Unfavorable) Changes
Operating Data:
Total revenues	$1,533	$1,633	$(100)
Property operating	(211)	(243)	32
Real estate taxes	(185)	(391)	206
General and administrative	(493)	(624)	131
Depreciation and amortization	(612)	(661)	49
Interest expense, net	(735)	(351)	(384)
Other income (expense), net	17	(82)	99
Net loss	$(686)	$(719)	$33

Net loss per share—basic and diluted	$(0.10)	$(0.11)	$0.01
Total revenues—The decrease in total revenues was a result of the contributed properties, offset by properties acquired since January 1, 2018. During the three months ended June 30, 2019, we executed two new leases with approximately $0.1 million in annual rent for an average term of 8.4 years. We also renewed two leases with an average term of five years with approximately $0.4 million in annual rent.
General and administrative expenses—The $0.1 million decrease in general and administrative expenses was primarily attributable to a decrease in third party accounting and legal fees related to prior acquisitions.
Interest expense, net—The $0.4 million increase in interest expense, net is due to to the write-off of deferred financing expenses as a result of reducing the capacity on our revolving credit facility from $125 million to $35 million.
Other income (expense), net—The $0.1 million increase in other income (expense), net is primarily attributable to one-time costs incurred in 2018 associated with potential acquisitions.
Summary of Operating Activities for the Six Months Ended June 30, 2019 and 2018 (in thousands, except per share amounts)

	2019	2018	Favorable (Unfavorable) Changes
Total revenues	$3,049	$3,006	$43
Property operating expenses	(439)	(471)	32
Real estate tax expenses	(385)	(714)	329
General and administrative expenses	(986)	(947)	(39)
Depreciation and amortization	(1,288)	(1,267)	(21)
Interest expense, net	(1,079)	(695)	(384)
Other income (expense), net	142	(88)	230
Net loss	$(986)	$(1,176)	$190

Net loss per share—basic and diluted	$(0.15)	$(0.20)	$0.05
Total revenues—The increase in total revenues was primarily related to tenant-related settlement income in the first quarter of 2019 offset by a decrease in total revenues due to contributed properties. During the six months ended June 30, 2019, we executed four new leases with $0.1 million in annual rent for an average term of 6.1 years. We also renewed three leases for an average term of 4.9 years with $0.5 million in annual rent.
Real estate taxes—The decrease in real estate taxes is due to the number of properties owned and the duration of ownership.
Interest expense, net— The $0.4 million increase in interest expense is due to the write-off of deferred financing expenses as discussed above.
Other income (expense), net—The $0.2 million increase in other income (expense), net is attributable to a one-time legal settlement recognized in 2019, as well as one-time costs incurred in 2018 associated with potential acquisitions.
We generally expect our revenues and expenses to increase in future years as a result of owning the properties acquired in 2018 and 2019 for a full year.

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
The table below is a comparison of NOI (in thousands):

	Three Months Ended		Favorable (Unfavorable) Changes	Six Months Ended		Favorable (Unfavorable) Changes
	June 30,			June 30,
	2019	2018		2019	2018
Revenues:
Rental income(1)	$1,104	$1,085	$19	$2,149	$1,983	$166
Tenant recovery income	347	510	(163)	634	920	(286)
Other property income	—	7	(7)	10	14	(4)
Total revenues	1,451	1,602	(151)	2,793	2,917	(124)
Operating Expenses:
Property operating expenses	211	243	32	439	471	32
Real estate taxes	185	391	206	385	714	329
Total operating expenses	396	634	238	824	1,185	361
Total NOI	$1,055	$968	$87	$1,969	$1,732	$237

(1)	Excludes lease buy-out income and non-cash rental income adjustments related to straight-line rental income and amortization of above- and below-market leases.
Below is a reconciliation of Net Loss to NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(686)	$(719)	$(986)	$(1,176)
Adjusted to exclude:
Non-cash rental income adjustments	(76)	(31)	(129)	(89)
Lease buyout income	(6)	—	(127)	—
General and administrative expenses	493	624	986	947
Depreciation and amortization	612	661	1,288	1,267
Interest expense, net	735	351	1,079	695
Other (income) expense, net	(17)	82	(142)	88
NOI	$1,055	$968	$1,969	$1,732

Funds from Operations and Modified Funds from Operations—Funds from Operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) to be net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property and gains (or losses) from change in control, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.
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
The following table presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Calculation of FFO
Net loss	$(686)	$(719)	$(986)	$(1,176)
Adjustments:
Depreciation and amortization of real estate assets	612	661	1,288	1,267
Depreciation and amortization related to unconsolidated Joint Venture	68	—	136	—
FFO	$(6)	$(58)	$438	$91
Calculation of MFFO
FFO	$(6)	$(58)	$438	$91
Adjustments:
Acquisition expenses	—	98	12	104
Write-off of unamortized deferred financing expenses	366	—	366	—
Non-cash rental income adjustments	(76)	(31)	(129)	(89)
Adjustments related to unconsolidated Joint Venture	(2)	—	(5)	—
Other	2	—	2	—
MFFO	$284	$9	$684	$106

Earnings per common share
Weighted-average common shares outstanding - basic and diluted	6,673	6,344	6,625	5,951
Net loss per share - basic and diluted	$(0.10)	$(0.11)	$(0.15)	$(0.20)
FFO per share - basic and diluted	$—	$(0.01)	$0.07	$0.02
MFFO per share - basic and diluted	$0.04	$—	$0.10	$0.02

Liquidity and Capital Resources
General—Aside from standard operating expenses, we expect our principal cash demands to be for:

•	investments in real estate;

•	capital expenditures and leasing costs;

•	cash distributions to stockholders; and

•	interest payments on our outstanding indebtedness.
We expect our primary sources of liquidity to be:

•	operating cash flows;

•	proceeds from our unsecured revolving credit facility;

•	available, unrestricted cash and cash equivalents; and

•	distributions received from GRP II.
As of June 30, 2019, we had cash and cash equivalents of $1.9 million, a net decrease of $9.6 million for the six month period, as discussed below.
Below is a summary of our cash flow activity for the six months ended June 30, 2019 and 2018 (in thousands):

	2019	2018	Change
Net cash provided by operating activities	$2,112	$398	$1,714
Net cash used in investing activities	(32,123)	(13,605)	(18,518)
Net cash provided by financing activities	20,424	11,027	9,397

Operating Activities—Our net cash provided by operating activities was primarily impacted by the following:

•	Operations—Our operating cash primarily comes from rental income, and is offset by property operating expenses, real estate taxes, and general and administrative costs.

•
Working capital—Our working capital changes over the same period in 2018 are largely a result of the timing of annual tax receipts at one of our properties as well as acquisition deposits associated with our most recent acquisition.

Investing Activities—Our net cash used in investing activities was primarily impacted by the following:

•
Real estate acquisitions—During the six months ended June 30, 2019, we acquired one grocery-anchored shopping center for a total cash outlay of $31.7 million. During the same period in 2018, we had one acquisition with a cash outlay of $13.3 million.

•	Capital expenditures—We invest capital into leasing our properties and maintaining or improving the condition of our properties.
Financing Activities—Net cash provided by financing activities was primarily impacted by the following:

•
Issuance of common stock and payment of offering costs—During the six months ended June 30, 2019, we raised $3.1 million in Class T and Class I shares. Our proceeds from issuing common stock decreased by $12.5 million over the same period in 2018, offset by a $1.5 million decrease in our payments for offering costs related to selling commissions and dealer manager fees.

•
Debt borrowings/payments—During the six months ended June 30, 2019, we borrowed $20.5 million, net, on our revolving credit facility for the acquisition of one property. The remaining availability on our revolving credit facility was $14.5 million as of June 30, 2019.

•	Repurchases of common stock—We repurchased $1.9 million of our securities during the six months ended June 30, 2019. We had no stock repurchases during the same period in 2018.
Activity related to distributions to our stockholders for the six months ended June 30, 2019 and 2018, is as follows (in thousands):

	2019	2018
Gross distributions paid	$1,972	$1,672
Distributions reinvested through DRIP	738	708
Net cash distributions	$1,234	$964
Net loss	$(986)	$(1,176)
Net cash provided by operating activities	$2,112	$398
FFO(1)	$438	$91

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
Critical Accounting Policies
Our 2018 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to real estate assets, revenue recognition, and the valuation of real estate, investments, and related intangible assets. There have been no significant changes to our critical accounting policies during 2019, except for the policies related to the accounting for leases as a result of the adoption of ASC 842 as of January 1, 2019, as described in Note 2 and Note 3 in the accompanying consolidated financial statements.

Impact of Recently Issued Accounting Pronouncements
Refer to Note 2 for discussion of the impact of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 8, 2018, our Registration Statement on Form S-11 (File No. 333-217924) was declared effective under the Securities and Exchange Act of 1934, covering a public offering of (i) up to $1.5 billion in our primary offering (“Primary Offering”), consisting of two classes of shares: Class T shares at a price of $10.42 per share and Class I shares at $10.00 per share, and (ii) up to $200 million in shares of Class A, Class T, and Class I common stock under our Distribution Reinvestment Plan (“DRIP”). Class I shares in the Primary Offering had discounts available to certain categories of purchasers. We commenced our public offering on May 8, 2018, upon retaining Griffin Capital Securities, LLC (the “Dealer Manager”), an affiliate of PECO-Griffin REIT Advisor LLC (the “Advisor”) and Griffin Capital Company, LLC, as our dealer manager. We expected to sell the shares registered in our Primary Offering over a two-year period. Under rules promulgated by the Securities and Exchange Commission (“SEC”), in some instances we may extend the Primary Offering beyond that date. We may sell shares under the DRIP beyond the termination of the Primary Offering until we have sold all of the shares under the plan. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares. The holders of all classes of common stock are entitled to one vote per share on all matters voted on by stockholders.

In connection with a review of potential strategic alternatives, on June 12, 2019, our Board of Directors approved the suspension of the Public Offering, effective June 14, 2019. See Note 9 for more detail. The following table summarizes certain information about the offering proceeds from the Primary Offering as of June 30, 2019 (in thousands):

	Class T	Class I	Total
Primary Offering proceeds:
Shares sold, exclusive of DRIP	317	113	430
Gross offering proceeds	$3,302	$1,128	$4,430
Selling commissions and dealer manager fees	(201)	(10)	(211)
Net offering proceeds(1)	$3,101	$1,118	$4,219

(1)	Our Advisor has also paid certain organization and offering costs which we are contractually required to reimburse as detailed below.
In addition to the amounts above, the Advisor may recoup organization and offering costs in an amount that is limited to 3.5% of gross offering proceeds from the Primary Offering, with the organization and offering costs incurred up to the first 1.0% of gross proceeds subject to reimbursement through the contingent advisor payment. As of June 30, 2019, our Advisor had paid $2.5 million in organization and offering costs from the Primary Offering; however, we only retain a liability of $0.2 million in the consolidated balance sheet for those amounts which we are contractually obligated to pay pertaining to the Primary Offering. As of June 30, 2019, we have also accrued approximately $0.1 million in stockholder servicing fees, which are not included in the table above.
We primarily applied the net proceeds from the Primary Offering toward the acquisition of real estate properties. As of June 30, 2019, we have used the net proceeds from our offerings, combined with debt financing, as well as proceeds from the Joint Venture formation, to purchase $51.2 million in real estate and real estate-related investments, one of which we wholly own, and one of which we contributed to GRP II and in which we retain a 10% interest.
We did not repurchase any Class T and Class I shares during the quarter ended June 30, 2019. During the quarter ended June 30, 2019, we repurchased Class A shares as follows (shares in thousands):

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares Available That May Yet Be Repurchased Under the Program
April 2019	—	$—	—	(2)
May 2019	5	9.88	5	(2)
June 2019	—	—	—	(2)

(1)
We announced the commencement of the SRP in October 2016. All purchases of our equity securities by us in the three months ended June 30, 2019, were made pursuant to the SRP due to stockholder’s death or disability.

(2)
On June 12, 2019, our Board of Directors approved the suspension of the SRP, effective June 14, 2019. If the SRP reopens, the dollar value and number of shares that may be repurchased will be subject to the limits under the plan, as described in Part II, Item 5 of our 2018 Annual Report on Form 10-K filed with the SEC on March 13, 2019.

On June 12, 2019, our Board of Directors approved the suspension of the SRP, effective June 14, 2019. See Note 9 for more detail.

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
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows*

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS EDISON GROCERY CENTER REIT III, INC.

Date: August 8, 2019	By:	/s/ Jeffrey S. Edison
Jeffrey S. Edison
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Devin I. Murphy
Devin I. Murphy
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer)